Form 10-Q
period 1995-03-31
PROMUS HOTEL CORP
filed 1995-06-06
CIK 944647

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
      ENDED MARCH 31, 1995

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM                    TO                  .



Commission File No. 1-11463

                          PROMUS HOTEL CORPORATION
           (Exact name of registrant as specified in its charter)


        Delaware                           I.R.S.  No. 62-1596939
(State of Incorporation)                     (I.R.S.  Employer
                                             Identification  No.)


                       6800 Poplar Avenue, Suite 200
                          Memphis, Tennessee 38138
                  (Address of principal executive offices)
                               (901) 758-3100
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes                  No     X
                         -------             -------

     At April 30, 1995, there were outstanding 100 shares of the Company's Common Stock.



                               Page 1 of 19
                           Exhibit Index Page 18

                       PART I - FINANCIAL INFORMATION
                       ------------------------------
                        Item 1. Financial Statements
                        ----------------------------

     As discussed in Note 1, on January 30, 1995, The Promus Companies Incorporated (Parent) announced a planned spin-off (the Spin-off) that will split Parent into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business. As part of the Spin-off, Parent will transfer its interests in the Embassy Suites, Hampton Inn and Homewood Suites hotel divisions and certain other hotel-related assets and liabilities to Promus Hotel Corporation (PHC or the Company). The historical financial statements of Parent have been disaggregated and the accompanying combined condensed financial statements of PHC include the assets and liabilities, revenues and expenses of PHC as a stand-alone business.

     The accompanying unaudited combined condensed financial statements of PHC, a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. These combined condensed financial statements should be read in conjunction with the PHC combined financial statements and notes thereto included in the PHC Registration Statement on Form 10/A as declared effective on May 3, 1995.

                             PROMUS HOTEL CORPORATION
                        COMBINED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                         March 31,    Dec. 31,
(in thousands)                                               1995        1994
                                                         --------    --------

ASSETS
Current assets
  Cash and cash equivalents                              $  2,087    $  2,222
  Receivables, including notes receivable of
    $581 and $66, less allowance for doubtful
    accounts of $1,272 and $1,270                          21,650      18,148
  Deferred income taxes                                     2,863       2,844
  Supplies                                                  3,114       1,095
  Prepayments and other                                     1,661       1,256
                                                         --------    --------
      Total current assets                                 31,375      25,565
                                                         --------    --------
Land, buildings and equipment                             441,485     410,751
Less: accumulated depreciation                            (94,978)    (88,611)
                                                         --------    --------
                                                          346,507     322,140
Investments in and advances to nonconsolidated
  affiliates (Note 7)                                      35,740      35,856
Deferred costs and other                                   44,208      37,004
                                                         --------    --------
                                                         $457,830    $420,565
                                                         ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                       $ 16,928    $ 14,437
  Accrued expenses                                         14,870      18,769
  Current portion of long-term debt                         1,073       1,255
                                                         --------    --------
      Total current liabilities                            32,871      34,461

Long-term debt (Note 3)                                   211,458     189,943
Deferred credits and other                                 29,421      28,649
Deferred income taxes                                      23,748      24,504
                                                         --------    --------
                                                          297,498     277,557

Commitments and contingencies (Notes 5 and 6)

Parent company investment (Note 2)                        160,332     143,008
                                                         --------    --------
                                                         $457,830    $420,565
                                                         ========    ========



See accompanying Notes to Combined Condensed Financial Statements.

                          PROMUS HOTEL CORPORATION
                     COMBINED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                         First Quarter Ended
                                                        March 31,    March 31,
(in thousands)                                              1995         1994
                                                        --------     --------

Revenues
  Rooms                                                  $29,469      $27,331
  Food and beverage                                        1,892        1,990
  Franchise and management fees                           17,496       15,562
  Other (Note 7)                                          14,361       10,671
                                                         -------      -------
      Total revenues                                      63,218       55,554
                                                         -------      -------
Operating expenses
  Direct
    Rooms                                                 13,600       13,729
    Food and beverage                                      1,702        1,861
  Depreciation of buildings and equipment                  6,760        5,520
  Other                                                   15,047       13,743
                                                         -------      -------
      Total operating expenses                            37,109       34,853
                                                         -------      -------
                                                          26,109       20,701
General and administrative                                  (868)        (763)
Property transactions                                       (298)        (198)
                                                         -------      -------
Operating income                                          24,943       19,740
Interest expense, net of interest
  capitalized (Notes 3 and 7)                             (8,407)      (7,700)
Interest and other income                                     51           27
                                                         -------      -------
Income before income taxes                                16,587       12,067
Provision for income taxes                                (6,983)      (5,936)
                                                         -------      -------
Net income                                               $ 9,604      $ 6,131
                                                         =======      =======


See accompanying Notes to Combined Condensed Financial Statements.

                             PROMUS HOTEL CORPORATION
                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         First Quarter Ended
                                                        March 31,    March 31,
(in thousands)                                              1995         1994
                                                        --------     --------

Cash flows from operating activities
  Net income                                            $  9,604     $  6,131
  Adjustments to reconcile net income
    to cash flows from operating activities
      Depreciation and amortization                        6,964        6,008
      Other noncash items                                    299         (235)
      Equity in losses and distributions of
        nonconsolidated affiliates                           152          391
      Net losses from property transactions                   93          163
      Net change in long-term accounts                      (860)         660
      Net change in working capital accounts              (7,825)     (14,194)
                                                        --------     --------
          Cash flows provided by (used in)
            operating activities                           8,427       (1,076)
                                                        --------     --------
Cash flows from investing activities
  Land, buildings and equipment additions                (30,881)      (3,831)
  Other                                                   (2,878)        (319)
                                                        --------     --------
          Cash flows used in investing activities        (33,759)      (4,150)
                                                        --------     --------
Cash flows from financing activities
  Debt retirements                                          (174)        (229)
  Advances from parent                                    25,371        4,125
                                                        --------     --------
          Cash flows provided by financing
            activities                                    25,197        3,896
                                                        --------     --------
Net decrease in cash and cash equivalents                   (135)      (1,330)
Cash and cash equivalents, beginning of period             2,222        3,653
                                                        --------     --------
Cash and cash equivalents, end of period                $  2,087     $  2,323
                                                        ========     ========


See accompanying Notes to Combined Condensed Financial Statements.

                             PROMUS HOTEL CORPORATION
                NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                   (UNAUDITED)

Note 1 - Basis of Presentation and Organization
- -----------------------------------------------
    On January 30, 1995, The Promus Companies Incorporated (Parent) announced a plan to transfer the operations, assets and liabilities of its hotel business (the Hotel Business), composed of three different hotel brands targeted at specific market segments: Embassy Suites, Hampton Inn and Homewood Suites, to a new entity, named Promus Hotel Corporation (PHC). As approved by Parent's Board of Directors and stockholders on May 26, 1995, this entity will be spun-off (the Spin-off) from the Parent and its stock distributed to the Parent's stockholders on a one-for-two basis effective June 30, 1995 (the Distribution). The Spin-off is still subject to certain conditions.

    The accompanying combined condensed financial statements include the assets, liabilities, revenues and expenses of the Hotel Business. All significant intercompany accounts and transactions among PHC entities have been eliminated from these combined condensed financial statements. Investments in 50% or less owned companies and joint ventures over which PHC has the ability to exercise significant influence are accounted for using the equity method. PHC reflects its share of income before interest expense and extraordinary gain of these nonconsolidated affiliates in Revenues - other. PHC's proportionate share of interest expense of such nonconsolidated affiliates is included in interest expense in the combined statements of income (see Note 7 for combined summarized financial information regarding these nonconsolidated affiliates). Management believes PHC's inclusion of its proportionate share of the interest expense is the preferable presentation due to the nature of PHC's equity investments.



Note 2 - Parent Company Investment
- ----------------------------------
   Changes in Parent company investment consisted of the following:

                                                     First Quarter Ended
                                                    March 31,   March 31,
(in thousands)                                          1995        1994
                                                    --------    --------
Beginning balance                                   $143,008    $180,522
Net income                                             9,604       6,131
Intercompany activity with Parent, net                 7,720      10,583
                                                    --------    --------
Ending balance                                      $160,332    $197,236
                                                    ========    ========

                            PROMUS HOTEL CORPORATION
          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1995
                                   (UNAUDITED)


Note 3 - Long-term Debt
- -----------------------
    All indebtedness, together with related interest expense, specifically identified with a PHC entity is included in the accompanying combined condensed financial statements. In addition, a pro-rata portion of Parent's historical corporate debt balance, unamortized deferred finance charges and interest expense have been allocated to PHC and are included in these combined condensed financial statements for all periods presented based on the percentage of Parent's existing corporate debt expected to be retired using proceeds from a new $350 million bank facility to be secured by the stock of PHC's material subsidiaries (the PHC Bank Credit Facilities). The corporate debt allocated to PHC of $209.3 million and $187.8 million at March 31, 1995 and December 31, 1994, respectively, together with debt specifically related to PHC of $3.2 million and $3.3 million at March 31, 1995 and December 31, 1994, respectively, are included in long-term debt in the accompanying Combined Condensed Balance Sheets. The unamortized deferred finance charges allocated to PHC of $3.2 million at March 31, 1995 and December 31, 1994 are included in deferred costs in the accompanying Combined Condensed Balance Sheets. Immediately prior to the Distribution, Parent will draw through its wholly owned subsidiary Embassy Suites, Inc. approximately $210 million on the PHC Bank Credit Facilities and retire a portion of Parent's existing corporate debt, which is not specifically related to either Parent's casino entertainment or hotel segment. However, Parent's corporate debt service requirements have been met using cash flows provided by both segments.

    The PHC Bank Credit Facilities are expected to provide PHC with revolving credit facilities consisting of a $300 million revolving credit facility with a maturity of five years (the Five-Year Revolver) and a $50 million annually extendible revolving credit facility with an initial maturity of 364 days (the Extendible Revolver). The Extendible Revolver is convertible into a two-year term loan with equal amortizing payments over such two-year period. Interest on the drawn portion of the PHC Bank Credit Facilities will be, at the option of PHC, equal to either (i) the Base Rate, as defined, or (ii) the LIBOR rate plus 55 basis points at closing. Upon completion of the Distribution, the PHC Bank Credit Facilities will be assumed by a wholly-owned subsidiary of PHC, and Parent will be released from liability.

    The amounts of Parent's corporate interest expense allocated to PHC for first quarter 1995 and 1994 were $5.0 million and $4.6 million, respectively. The amounts of Parent's corporate interest allocated to PHC are in addition to the interest expense included in PHC's financial statements on indebtedness specifically identified with a PHC entity and PHC's proportionate share of interest expense of its nonconsolidated affiliates (see Note 7). Total interest expense included in PHC's financial statements from all sources, including the amounts allocated from Parent, for first quarter 1995 and 1994 was $8.4 million and $7.7 million, respectively.

                            PROMUS HOTEL CORPORATION
          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1995
                                   (UNAUDITED)

Note 3 - Long-term Debt (Continued)
- ----------------------------------
    Upon completion of the Distribution, it is expected that PHC will assume two of Parent's existing interest rate swaps, with a combined notional amount of $100 million, the effect of which is to convert to a fixed rate that amount of variable rate debt which will be outstanding under the PHC Bank Credit Facilities.


Note 4 - Supplemental Disclosure of Cash Paid for Interest and Taxes
- --------------------------------------------------------------------
    The following table reconciles PHC's Interest expense, net of interest capitalized, to cash paid for interest:
                                                          First Quarter Ended
                                                       March 31,     March 31,
(in thousands)                                             1995          1994
                                                       --------      --------
Interest expense, net of amount capitalized
  (Note 3)                                              $ 8,407       $ 7,700
Adjustments to reconcile to cash paid for
  interest
    PHC's share of interest expense of
      nonconsolidated affiliates (Note 7)                (3,261)       (2,945)
    Amortization of deferred finance charges               (194)         (167)
    Net amortization of discounts and premiums               (6)          (11)
    Other                                                   (38)          (35)
                                                        -------       -------
Cash paid for interest, net of amount
  capitalized                                           $ 4,908       $ 4,542
                                                        =======       =======

    For purposes of this presentation, interest expense allocated to PHC by Parent is assumed to be paid in the quarter allocated. No income taxes were paid by PHC as these payments were the responsibility of Parent.


Note 5 - Commitments and Contingencies
- --------------------------------------

    Contractual Commitments
    -----------------------
    PHC manages certain hotels for others under agreements that provide for payments/loans to the hotel owners if stipulated levels of financial performance are not maintained. In addition, PHC is liable under certain lease agreements where it has assigned the direct obligation to third party interests. PHC believes the likelihood is remote that material payments will be required under these agreements. PHC's estimated maximum exposure under such agreements is currently less than $37 million over the next 30 years.

                             PROMUS HOTEL CORPORATION
          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1995
                                   (UNAUDITED)

Note 5 - Commitments and Contingencies (Continued)
- -------------------------------------------------
    Investment in Real Estate Investment Trust
    ------------------------------------------
    On May 3, 1995, Parent entered into a Subscription Agreement whereby Parent agreed to purchase up to $25 million in limited partnership interests. A real estate investment trust (REIT) is the general partner and holds a 73.6% interest in the limited partnership. Parent's commitment is subject to various conditions which include, but are not limited to, the limited partnership's acquisition of additional hotels that may be converted to the Embassy Suite hotel brand. Subject to some limitations, the limited partnership interests are convertible into the REIT's common stock. PHC will assume this obligation upon completion of the Distribution.

    Relationship Between PHC and Parent after the Distribution
    ----------------------------------------------------------
    For the purpose of governing certain of the ongoing relationships between PHC and Parent after the Distribution and to provide mechanisms for an orderly transition, Parent and PHC will enter into various agreements and will adopt policies governing their future relationship. Parent and PHC believe that the agreements are fair to both parties and contain terms which generally are comparable to those which would have been reached in arm's-length negotiations with unaffiliated parties (although comparisons are difficult with respect to certain agreements that relate to the specific circumstances of this transaction). In some cases the agreements are comparable to those used by other companies in similar transactions.


Note 6 - Litigation
- -------------------
    Upon completion of the Distribution, PHC will assume responsibility for various inquiries, administrative proceedings and litigation relating to contracts, sales of property and other matters arising in the normal course of the Hotel Business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of these matters will not have a materially adverse effect upon PHC's combined financial position or its results of operations.

                             PROMUS HOTEL CORPORATION
          NOTES TO COMBINED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1995
                                   (UNAUDITED)

Note 7 - Nonconsolidated Affiliates
- -----------------------------------
    Combined summarized income statements of nonconsolidated affiliates, which PHC accounted for using the equity method for the first quarter ended March 31, 1995 and 1994, were as follows:

                                                         First Quarter Ended
                                                        March 31,   March 31,
(in thousands)                                              1995        1994
                                                        --------    --------

Combined Summarized Income Statements
  Revenues                                               $37,973     $37,875
                                                         =======     =======
  Operating income                                       $ 7,971     $ 6,960
                                                         =======     =======
  Net income                                             $   981     $   747
                                                         =======     =======

    PHC's share of nonconsolidated affiliates' combined net income are reflected in the accompanying Combined Condensed Statements of Income as follows:

                                                         First Quarter Ended
                                                        March 31,   March 31,
(in thousands)                                              1995        1994
                                                        --------    --------

Pre-interest operating income (included in
  Revenues - other)                                      $ 4,480     $ 3,886
                                                         =======     =======
Interest expense (included in Interest expense)          $(3,261)    $(2,945)
                                                         =======     =======
PHC's investments in and advances to
  nonconsolidated affiliates
    At equity                                            $25,524     $25,551
    At cost                                               10,216      10,305
                                                         -------     -------
                                                         $35,740     $35,856
                                                         =======     =======

                 Item 2. Management's Discussion and Analysis
                 --------------------------------------------

               of Financial Condition and Results of Operations
               ------------------------------------------------

    On January 30, 1995, The Promus Companies Incorporated (Parent) announced a planned spin-off, expected to be completed on June 30, 1995, that will split the company into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business (the Spin-off). Parent's hotel operations will be transferred to a new entity, to be named Promus Hotel Corporation (PHC), the stock of which is to be distributed to Parent's stockholders on a one-for-two basis (the Distribution). The Spin-off is still subject to certain conditions. The following is a discussion and analysis of the financial condition and results of operations of PHC as a stand-alone business.


RESULTS OF OPERATIONS
- ---------------------

                                                                 Percentage
                                            First Quarter        Increase/
(in millions, except rates and hotels)      1995     1994        (Decrease)
                                           -----    -----        ----------
Revenues                                   $63.2    $55.6           13.7%
Operating profit before general and
  administrative expenses and property
  transactions                              26.1     20.7           26.1%
Operating income                            24.9     19.7           26.4%
Net income                                   9.6      6.1           57.4%

Operating margin                            39.4%    35.4%           4.0 pts
System-wide RevPAR/S
  Embassy Suites                          $75.88   $72.26            5.0%
  Hampton Inn                              37.97    35.14            8.1%
  Homewood Suites                          59.34    55.28            7.3%
Number of Hotels
  Company-owned
    Embassy Suites                             9        9
    Hampton Inn                               15       15
    Homewood Suites                            8        8
  Franchised, including managed
    properties
      Embassy Suites                         100       98
      Hampton Inn                            439      363
      Homewood Suites                         19       18

- --------------------------------
    The principal factors affecting PHC results are: the continued growth in the number of hotels; the occupancies and room rates achieved by the three hotel brands; the number and relative mix of owned, managed and franchised hotels; and PHC's ability to manage costs. The number of rooms/suites at franchised properties and revenue per available room/suite ("RevPAR/S") significantly affect PHC results since franchise royalty fees are based upon rooms/suites revenues of franchised hotels. Increases in franchise and management fee revenues have a disproportionate impact on PHC's operating margin due to lower incremental costs associated with these revenues. In the first quarter, each of these factors contributed to improved financial results over the prior year.

    As of March 31, 1995, PHC's combined hotel systems had grown to include 590 properties, a net increase of 79 properties over the 511 hotels in the combined systems at March 31, 1994. Embassy Suites, Hampton Inn and Homewood Suites improved their RevPAR/S measurement by over 5%, 7% and 8%, respectively. The continued growth of the hotel management and franchise systems, coupled with a continued focus on rate growth and cost management, contributed to higher operating income and operating margins.

    Operating profit before general and administrative expenses and property transactions increased in the first quarter of 1995 over the prior year primarily due to the impact of increased franchise and management fees.

                                                            Percentage
                                       First Quarter         Increase/
(in millions)                          1995     1994        (Decrease)
                                      -----    -----        ----------
General and administrative expense    $ 0.9    $ 0.8           13.9 %
Property transactions                   0.3      0.2           50.3 %
Interest expense                        8.4      7.7            9.2 %
Effective tax rate                     42.1%    49.2%          (7.1) pts

    General and administrative expense reflects the cost of staff functions which support all three hotel brands. The Distribution will result in the division of certain of Parent's existing corporate support functions between the two resulting entities. Historically, Parent allocated to its operating units all corporate overhead expenses specifically identified with those operations. The amounts of such costs allocated to the entities comprising PHC and included in PHC financial results were $3.1 million and $3.0 million in first quarter 1995 and 1994, respectively. Since these allocations will be discontinued after the Distribution and responsibility for these support functions will be assumed by PHC, general and administrative expense in the historical financial statements may not be indicative of such costs in the future. In addition, PHC's historical operating results do not reflect any estimated incremental costs expected to be incurred by PHC to support its operations as a stand-alone entity after the Distribution.

- --------------------------------
    Interest expense for both quarters includes the pro rata allocation of corporate interest by Parent related to the debt expected to be retired in connection with the Distribution using funds drawn on the PHC Bank Credit Facilities. See "Liquidity and Capital Resources." Interest expense also includes PHC's share of interest expense of its nonconsolidated affiliates. Interest expense has increased due to higher debt levels, primarily due to the purchase of an office building for the PHC corporate offices and higher interest rates on variable rate debt. The effective tax rate for all periods is higher than the federal statutory rate primarily due to state income taxes.


CAPITAL SPENDING AND DEVELOPMENT
- --------------------------------
    PHC had net additions of 15 franchised properties during the first quarter of 1995, compared to 10 in the first quarter 1994. The growth occurred in the Hampton Inn division. As of March 31, 1995, 84 properties were under construction and will operate under franchise agreements as PHC brands: 73 Hampton Inns (including three Hampton Inn & Suites); five Homewood Suites; and six Embassy Suites. These 84 properties under construction will add 8,689 rooms/suites to the PHC hotel system.

    On May 3, 1995, Parent entered into a Subscription Agreement whereby Parent agreed to purchase up to $25 million in limited partnership interests. A real estate investment trust (REIT) is the general partner and holds a 73.6% interest in the limited partnership. Parent's commitment is subject to various conditions which include, but are not limited to, the limited partnership's acquisition of additional hotels that may be converted to the Embassy Suites hotel brand. Subject to some limitations, the limited partnership interests are convertible into the REIT's common stock. PHC will assume this obligation upon completion of the Distribution.

    In June 1995, the opening of PHC's first Hampton Inn & Suites hotel is scheduled. This franchise built hotel is the newest PHC hotel product which combines, as a single hotel, Hampton-style rooms with Homewood-style suites with a common lodge in the center. In May 1994, PHC announced plans to spend up to $150 million to expand the Homewood Suites hotel brand by developing as many as 20 to 25 additional company-owned properties over the next three to five years.

    To encourage growth, primarily in the Hampton Inn & Suites and Homewood Suites franchise segment of the business, PHC provided $3.2 million in mezzanine loans (secondary financing) to franchisees during first quarter 1995. PHC anticipates providing an additional $15.6 million in mezzanine
financing during the remainder of 1995.   On-going refurbishment of PHC's
existing company-owned hotel properties to maintain the quality standards set for those

- -------------------------------------------
properties will continue in 1995 at an estimated cost of $11.8 million. In early 1995, PHC acquired for approximately $22.0 million an office complex in Memphis, Tennessee, which will serve as its future corporate headquarters.

    Cash needed to finance the projects currently under development, as well as additional projects to be developed by PHC, will be made available from operating cash flows, the PHC Bank Credit Facilities (see "Liquidity and Capital Resources"), joint venture partners, specific project financing, sales of existing hotel assets and, if necessary, PHC debt and equity offerings. PHC capital expenditures totaled $34.0 million during first quarter 1995. An additional $80 million to $100 million is expected to be spent during the remainder of 1995 to fund project development, including those projects discussed above, to refurbish existing facilities and for other corporate related projects.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
    Parent, through its wholly owned subsidiary Embassy Suites, Inc., is currently negotiating the $350 million PHC Bank Credit Facilities to be secured by the stock of certain material subsidiaries of PHC. Concurrent with the Distribution, approximately $210 million will be drawn by Parent under this facility and used by Parent to retire existing debt which is not specifically related to either Parent's casino entertainment or hotel segment. However, Parent's corporate debt service requirements have been met using cash flows provided by both segments. In anticipation of these transactions, a pro rata portion of Parent's historical outstanding debt balance, unamortized deferred finance charges and interest expense have been allocated to PHC for all periods presented. In addition to amounts allocated by Parent, all indebtedness together with related interest expense, specifically identified with a PHC entity are included in the accompanying combined financial statements. The amounts allocated by Parent are based on the percentage of Parent's existing debt expected to be retired using proceeds from the PHC Bank Credit Facilities. The amounts of Parent's corporate interest expense allocated to PHC for first quarter 1995 and 1994 were $5.0 million and $4.6 million, respectively. The amounts of Parent's corporate interest allocated to PHC is in addition to the interest expense included in PHC's financial statements on indebtedness specifically identified with a PHC entity and PHC's proportionate share of interest expense of its nonconsolidated affiliates (see Note 7). The PHC Bank
Credit Facilities will be included among the liabilities transferred by Parent and its subsidiaries to PHC, and Parent will be released from its liability under the PHC Bank Credit Facilities in connection with the Distribution. PHC will use the remaining borrowing capacity available to it under the PHC Bank Credit Facilities for working capital, hotel development and other general corporate purposes. In addition, it is expected that PHC will assume two of Promus' existing interest rate swaps, with a notional amount of $100 million, the effect of which is to convert to a fixed rate that amount of variable rate debt which will be outstanding under the PHC Bank Hotel Facilities.

RELATIONSHIP BETWEEN PHC AND PARENT AFTER THE DISTRIBUTION
- ----------------------------------------------------------
    For the purpose of governing certain of the ongoing relationships between PHC and Parent after the Distribution and to provide mechanisms for an orderly transition, Parent and PHC will enter into various agreements and will adopt policies to govern their future relationship. Parent and PHC believe that the agreements are fair to both parties and contain terms which generally are comparable to those which would have been reached in arm's-length negotiations with unaffiliated parties (although comparisons are difficult with respect to certain agreements that relate to the specific circumstances of this transaction). In some cases the agreements are comparable to those used by other companies in similar transactions.

                         PART II - OTHER INFORMATION
                         ---------------------------

                  Item 6.  Exhibit and Reports on Form 8-K
                  ----------------------------------------


(a)  Exhibits

     EX-10.1     Promus Hotel Corporation Savings and Retirement Plan. (1)

     EX-10.2     Promus Hotel Corporation 1995 Stock Option Plan. (2)

     EX-10.3     Promus Hotel Corporation Restricted Stock Plan. (2)

     EX-10.4 Promus Hotel Corporation Non-management Directors Stock Incentive Plan. (2)

     EX-27       Financial Data Schedule. (3)

(b)  No reports on Form 8-K were filed during the quarter ended
     March 31, 1995.



- -------------
(1) Incorporated by reference from Promus Hotel Corporation's Form S-8 for the Promus Hotel Corporation 1995 Stock Option Plan, filed June 6, 1995.

(2) Incorporated by reference from Promus Hotel Corporation Form 10/A, filed May 3, 1995, File No. 1-11463.

(3)  Filed herewith.

                                  Signature
                                  ---------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PROMUS HOTEL CORPORATION

June 6, 1995                     By: JEFFERY M. JARVIS
                                     -----------------------------
                                     Jeffery M. Jarvis
                                     Vice President and Controller
                                     (Chief Accounting Officer)

                               Exhibit Index
                               -------------

Exhibit No.                 Description                           Sequential Page No.
- ----------                  -----------                           ------------------

EX-10.1     Promus Hotel Corporation Savings and Retirement
            Plan. (1)

EX-10.2     Promus Hotel Corporation 1995 Stock Option Plan. (2)

EX-10.3     Promus Hotel Corporation Restricted Stock Plan. (2)

EX-10.4     Promus Hotel Corporation Non-management Directors
            Stock Incentive Plan. (2)

EX-27       Financial Data Schedule (3)                                  19




- ----------
(1) Incorporated by reference from Promus Hotel Corporation's Form S-8 for the Promus Hotel Corporation 1995 Stock Option Plan, filed June 6, 1995.

(2) Incorporated by reference from Promus Hotel Corporation Form 10/A, filed May 3, 1995, File No. 1-11463.

(3)  Filed herewith.