Form 10-Q
period 1995-06-30
PROMUS HOTEL CORP
filed 1995-08-11
CIK 944647

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM                    TO                  .


Commission File No. 1-11463


                            PROMUS HOTEL CORPORATION
             (Exact name of registrant as specified in its charter)


      Delaware                              I.R.S. No. 62-1596939
(State of Incorporation)             (I.R.S. Employer Identification No.)


                         850 Ridge Lake Blvd., Suite 400
                           Memphis,  Tennessee  38120
                    (Address of principal executive offices)
                                 (901) 680-7200
              (Registrant's telephone number, including area code)

                          6800 Poplar Avenue, Suite 200
                            Memphis, Tennessee 38138
                         (Former address of Registrant)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    X                  No
                        -------                  -------

     At June 30, 1995, there were outstanding 51,360,013 shares of the Company's Common Stock.

                                 Page 1 of 296
                            Exhibit Index Page 31

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          Item 1. Financial Statements
                          ----------------------------

As discussed in Note 1, on June 30, 1995, The Promus Companies Incorporated (Parent) completed the planned spin-off (Spin-Off) that split Parent into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business. Parent's interests in the Embassy Suites, Hampton Inn and Homewood Suites hotel divisions and certain other hotel-related assets and liabilities were transferred to Promus Hotel Corporation (PHC or the Company). The historical financial statements of Parent have been disaggregated through June 30, 1995. The accompanying consolidated condensed financial statements of PHC include the assets and liabilities, revenues, expenses and cash flows of PHC as a stand-alone business. The Company's financial position as of June 30, 1995, reflects the actual assets and liabilities received from Parent pursuant to the Spin-Off.

The accompanying unaudited consolidated condensed financial statements of PHC, a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. These consolidated condensed financial statements should be read in conjunction with the PHC combined financial statements and notes thereto included in the PHC Registration Statement on Form 10/A as declared effective on May 3, 1995.

                            PROMUS HOTEL CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                          June 30,    Dec. 31,
(in thousands, except share amounts)                         1995        1994
                                                        ---------    --------

ASSETS
Current assets
  Cash and cash equivalents                             $   2,595    $  2,222
  Receivables, including notes receivable of
    $482 and $66, less allowance for doubtful
    accounts of $1,703 and $1,270                          24,735      18,148
  Deferred income taxes                                     1,535       2,844
  Supplies                                                  4,813       1,095
  Prepayments and other                                     2,667       1,256
                                                        ---------    --------
      Total current assets                                 36,345      25,565
                                                        ---------    --------
Land, buildings and equipment                             455,303     410,751
Less: accumulated depreciation                           (105,188)    (88,611)
                                                        ---------    --------
                                                          350,115     322,140
Investments in and advances to nonconsolidated
  affiliates (Note 7)                                      37,372      35,856
Deferred costs and other                                   47,079      37,004
                                                        ---------    --------
                                                        $ 470,911    $420,565
                                                        =========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                      $  16,673    $ 14,437
  Accrued expenses                                         26,127      18,769
  Current portion of long-term debt                           969       1,255
                                                        ---------    --------
      Total current liabilities                            43,769      34,461

Long-term debt (Note 2)                                   219,760     189,943
Deferred credits and other                                 35,441      28,649
Deferred income taxes                                      29,670      24,504
                                                        ---------    --------
                                                          328,640     277,557
                                                        ---------    --------
Commitments and contingencies (Notes 5 and 8)

Stockholders' equity
  Common stock, $0.10 par value, 360,000,000
    shares authorized, 51,360,013 shares
    outstanding                                             5,136           -
  Capital surplus                                         138,664           -
  Deferred compensation related to
    restricted stock                                       (1,529)          -
  Parent company investment                                     -     143,008
                                                        ---------    --------
                                                          142,271     143,008
                                                        ---------    --------
                                                        $ 470,911    $420,565
                                                        =========    ========



See accompanying Notes to Consolidated Condensed Financial Statements.

                            PROMUS HOTEL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                               Second Quarter Ended          Six Months Ended
                               June 30,     June 30,     June 30,     June 30,
(in thousands)                    1995         1994         1995         1994
                               -------      -------     --------     --------

Revenues
  Rooms                        $30,165      $28,566     $ 59,634     $ 55,897
  Food and beverage              1,896        2,127        3,788        4,117
  Franchise and management
    fees                        20,697       19,594       38,193       35,156
  Other (Note 7)                16,809       13,253       31,170       23,924
                               -------      -------     --------     --------
      Total revenues            69,567       63,540      132,785      119,094
                               -------      -------     --------     --------
Operating expenses
  Direct
    Rooms                       14,381       14,393       27,981       28,122
    Food and beverage            1,852        2,173        3,554        4,034
  Depreciation                   6,954        6,174       13,714       11,694
  Other                         17,359       15,539       32,406       29,282
                               -------      -------     --------     --------
      Total direct operating
        expenses                40,546       38,279       77,655       73,132
                               -------      -------     --------     --------
                                29,021       25,261       55,130       45,962
  General and administrative      (798)        (757)      (1,666)      (1,520)
  Property transactions           ( 33)        (199)        (331)        (397)
                               -------      -------     --------     --------
Operating income                28,190       24,305       53,133       44,045
Interest expense, net of
  interest capitalized
  (Notes 2 and 7)               (8,335)      (7,321)     (16,742)     (15,021)
Interest and other income          222           24          273           51
                               -------      -------     --------     --------
Income before income taxes      20,077       17,008       36,664       29,075
Provision for income taxes      (8,451)      (6,801)     (15,434)     (12,737)
                               -------      -------     --------     --------
Net income                     $11,626      $10,207     $ 21,230     $ 16,338
                               =======      =======     ========     ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                                       PROMUS HOTEL CORPORATION
                           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS'
                                        EQUITY (NOTES 1 and 4)
                                              (UNAUDITED)


                                                                   Deferred
                                                               Compensation
                                                                 Related to       Parent
                                    Common Stock   Capital       Restricted      Company
        (in thousands)           Shares   Amount   Surplus   Stock (Note 6)   Investment       Total
                                 ------   ------  --------   --------------   ----------    --------
        Balance -
          December 31, 1994           -   $    -  $      -          $     -    $ 143,008    $143,008
        Net Income -
          January 1, 1995
          through
          June 30, 1995               -        -         -                -       21,230      21,230
        Intercompany
          activity with
          Parent - January 1,
          1995 through
          June 30, 1995               -        -         -                -      (21,967)    (21,967)
        Spin-Off of the
          Company (Note 1)       51,352    5,135   138,490           (1,354)    (142,271)          -
        Shares issued or
          returned under
          incentive
          compensation plan           8        1       174             (175)           -           -
                                 ------   ------  --------          -------    ---------    --------
        Balance -
          June 30, 1995          51,360   $5,136  $138,664          $(1,529)   $       -    $142,271
                                 ======   ======  ========          =======    =========    ========


        See accompanying Notes to Consolidated Condensed Financial Statements.

                            PROMUS HOTEL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Six Months Ended
                                                         June 30,     June 30,
(in thousands)                                              1995         1994
                                                        --------     --------

Cash flows from operating activities
  Net income                                            $ 21,230     $ 16,338
  Adjustments to reconcile net income to cash
    flows from operating activities
      Depreciation and amortization                       14,614       12,259
      Other noncash items                                   (151)          88
      Equity in earnings and distributions from
        nonconsolidated affiliates                          (952)         (98)
      Net loss from property transactions                    175          320
      Net change in long-term accounts                     4,091        2,596
      Net change in working capital accounts             (10,743)     (13,401)
                                                        --------     --------
          Cash flows provided by operating
            activities                                    28,264       18,102
                                                        --------     --------
Cash flows from investing activities
  Land, buildings and equipment additions                (38,962)      (5,928)
  Other                                                   (6,116)        (736)
                                                        --------     --------
          Cash flows used in investing activities        (45,078)      (6,664)
                                                        --------     --------
Cash flows from financing activities
  Debt retirements                                          (493)        (840)
  Advances from (to) Parent                               17,680      (12,068)
                                                        --------     --------
          Cash flows provided by (used in)
            financing activities                          17,187      (12,908)
                                                        --------     --------
Net increase (decrease) in cash and cash
  equivalents                                                373       (1,470)
Cash and cash equivalents, beginning of period             2,222        3,652
                                                        --------     --------
Cash and cash equivalents, end of period                $  2,595     $  2,182
                                                        ========     ========



See accompanying Notes to Consolidated Condensed Financial Statements.

                            PROMUS HOTEL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1995
                                   (UNAUDITED)


Note 1 - Basis of Presentation and Organization
- -----------------------------------------------
    On June 30, 1995, The Promus Companies Incorporated (Parent) completed the transfer of the operations, assets and liabilities of its hotel business (the Hotel Business), composed of three hotel brands targeted at specific market segments: Embassy Suites, Hampton Inn and Homewood Suites, to a new publicly traded entity, Promus Hotel Corporation (PHC or the Company). As approved by Parent's Board of Directors and stockholders on May 26, 1995, this entity was spun-off (the Spin-Off) from the Parent and its stock distributed to Parent's stockholders on a one-for-two basis effective June 30, 1995 (the Distribution). Concurrent with the Distribution, Parent changed its name to Harrah's Entertainment, Inc.

    The historical financial statements of Parent have been disaggregated through June 30, 1995. The accompanying consolidated condensed financial statements include the assets, liabilities, revenues, expenses and cash flows of PHC as a stand-alone business. The Company's financial position as of June 30, 1995, reflects the actual assets and liabilities received from Parent pursuant to the Spin-Off.

    All significant intercompany accounts and transactions among PHC entities have been eliminated. Investments in 50% or less owned companies and joint ventures over which PHC has the ability to exercise significant influence, but does not control, are accounted for using the equity method. PHC reflects its share of income before interest expense and extraordinary gain of these nonconsolidated affiliates in revenues - other. PHC's proportionate share of interest expense of such nonconsolidated affiliates is included in interest expense in the Consolidated Condensed Statements of Income (see Note 7 for combined summarized financial information regarding these nonconsolidated affiliates). Management believes that PHC's income statement treatment of equity investments is the preferable presentation due to the nature of PHC's equity investments.


Note 2 - Long-term Debt
- -----------------------
    Parent Debt Allocation
    ----------------------
    The Company's financial position at December 31, 1994, and its results of operations for the three and six months ended June 30, 1995 and 1994, reflect all indebtedness, together with related interest expense, specifically identified with PHC entities, as well as a pro-rata portion of Parent's historical corporate debt balance, unamortized deferred finance charges and interest expense. Allocations of those amounts to PHC from Parent were based on the percentage of Parent's historical corporate debt that was expected to be retired using proceeds from PHC's new $350 million bank credit facility (the PHC Facility). The accompanying Consolidated Condensed Balance Sheet, as of December 31, 1994, reflects corporate debt allocated to PHC from Parent of

                             PROMUS HOTEL CORPORATION
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1995
                                   (UNAUDITED)



Note 2 - Long-term Debt (Continued)
- ----------------------------------
$187.8 million, together with debt specifically associated with PHC entities of $3.3 million, as well as the unamortized deferred finance charges allocated to PHC of $3.2 million.

    PHC interest expense includes interest related to indebtedness specifically identified with PHC entities, PHC's proportionate share of interest expense of its nonconsolidated affiliates (see Note 7), and Parent's allocation of interest and deferred finance costs related to the allocated debt. The amounts of Parent's corporate interest expense, including deferred finance costs, allocated to PHC for second quarter 1995 and 1994 were $5.5 million and $3.9 million, respectively, and $10.5 million and $8.5 million for the six months ended
June 30, 1995 and 1994, respectively.

    New Bank Facility
    -----------------
    Immediately prior to the Distribution, Parent drew, through its then wholly-owned subsidiary Embassy Suites, Inc., $218 million under the PHC Facility to retire a portion of existing Parent debt which had been previously allocated to
PHC and to pay related bank fees and expenses.   The actual borrowings of $218
million, together with deferred finance charges of $2.4 million that were transferred to PHC in connection with the Spin-Off are reflected in long-term debt and deferred costs and other, respectively, in the accompanying Consolidated Condensed Balance Sheet as of June 30, 1995. The PHC Facility is secured by the stock of PHC's material subsidiaries. The liability associated with all current and future borrowings under the PHC Facility was assumed by PHC upon consummation of the Spin-Off, at which time Parent was released from liability.

    The PHC Facility consists of a $300 million revolving credit arrangement with a maturity of five years (the Five-Year Revolver) and a $50 million annually extendible revolving credit facility with an initial maturity of 364 days (the Extendible Revolver). The Extendible Revolver is convertible into a two-year term loan with equal amortizing payments over such two-year period. Interest on the drawn portion of the PHC Facility will be, at the option of the Company, equal to either (i) the Base Rate, as defined, or (ii) LIBOR plus the applicable spread. Both agreements incorporate a tiered scale that defines the applicable LIBOR spread and commitment fee based upon the more favorable of the Company's current debt rating or leverage ratio, as defined. Currently, the LIBOR spread under both facilities is 55 basis points, and the commitment fee required on the undrawn portion of the Five-Year Revolver and the Extendible Revolver is 0.20% and 0.15%, respectively. The PHC Facility also contains provisions that restrict certain investments, limit the Company's ability to incur additional indebtedness and pay dividends, and require that certain performance ratios be maintained. As of June 30, 1995, PHC was in compliance with all such covenants.

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1995
                                   (UNAUDITED)


Note 2 - Long-term Debt (Continued)
- ----------------------------------
    The Five-Year Revolver also provides for a sublimit for letters of credit of $20 million. At June 30, 1995, approximately $10.5 million in letters of credit related to PHC were outstanding under Parent's debt facilities. Concurrent with the Distribution, PHC assumed responsibility for that contingent liability, and is to replace those letters of credit (primarily related to the Company's self-insurance reserves) within 90 days.

    Interest Rate Agreements
    ------------------------
    In connection with the Spin-Off, PHC assumed two of Parent's existing interest rate swaps, each with a notional amount of $50 million, in order to effectively convert to a fixed rate a portion of the amount of variable rate debt outstanding under the PHC Facility. The floating rate resets every three months under both agreements. One swap arrangement specifies a 6.99% contractual fixed rate (effective rate of 7.54%) with a March 20, 2000 expiration, while the other bears a 7.8625% contractual fixed rate (effective rate of 8.4125%) expiring July 28, 1997.


Note 3 - Supplemental Disclosure of Cash Paid for Interest and Taxes
- --------------------------------------------------------------------
    The following table reconciles PHC's interest expense, net of interest capitalized, to cash paid for interest:

                                     Second Quarter Ended         Six Months Ended
                                     June 30,     June 30,    June 30,     June 30,
(in thousands)                          1995         1994        1995         1994
                                     -------      -------     -------      -------
Interest expense, net of amount
  capitalized (Note 2)               $ 8,335      $ 7,321     $16,742      $15,021
Adjustments to reconcile to cash
  paid for interest
    PHC's share of interest
      expense of nonconsolidated
      affiliates (Note 7)             (3,354)      (3,207)     (6,615)      (6,152)
    Amortization of deferred
      finance charges                   (208)        (195)       (402)        (362)
    Net amortization of discounts
      and premiums                        (2)         (11)         (8)         (22)
    Other                                (39)         (34)        (77)         (69)
                                     -------      -------     -------      -------
Cash paid for interest, net of
  amount capitalized                 $ 4,732      $ 3,874     $ 9,640      $ 8,416
                                     =======      =======     =======      =======

    For purposes of this presentation, interest expense allocated to PHC by Parent is assumed to have been paid in the quarter allocated. No income taxes were paid by PHC as these payments have historically been the responsibility of Parent.

                             PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1995
                                   (UNAUDITED)

Note 3 - Supplemental Disclosure of Cash Paid for Interest and Taxes (Cont'd)
- ------------------------------------------------------------------------------
     Concurrent with the Spin-Off, the historical net assets and liabilities of the Hotel Business were transferred to PHC by Parent, and the issuance of PHC common stock was completed in connection with the Distribution.


Note 4 - Stockholders' Equity
- -----------------------------
    In addition to its common stock, the Company has the following classes of stock authorized but unissued:

  Preferred stock, $100 par value, 150,000 shares authorized
  Special stock, 5,000,000 shares authorized -
    Series A, $1.125 par value


Note 5 - Commitments and Contingencies
- --------------------------------------
    Contractual Commitments
    -----------------------
    PHC manages certain hotels for others under agreements that provide for payments/loans to the hotel owners if stipulated levels of financial performance are not maintained. In addition, PHC is liable under certain lease agreements where it has assigned the direct obligation to third party interests. PHC believes the likelihood is remote that material payments will be required under these agreements. PHC's estimated maximum exposure under such agreements is currently less than $40 million over the next 30 years.

    Investment in Real Estate Investment Trust
    ------------------------------------------
    On May 3, 1995, Parent entered into a Subscription Agreement whereby Parent agreed to purchase up to $25 million in limited partnership interests of an entity for which a real estate investment trust (REIT) is the general partner and holds a 73.6% interest. PHC assumed this obligation upon completion of the Distribution. PHC's commitment is subject to various conditions which include, but are not limited to, the limited partnership's acquisition of additional hotels that may be converted to the Embassy Suites hotel brand (Embassy) and PHC being granted the management contract for the property. PHC has the option to convert their limited partnership interests into the REIT's common stock, subject to some limitations, in the future.

    Pursuant to the terms of the Subscription Agreement, an all-suites hotel was purchased by the limited partnership and converted to an Embassy on July 1, 1995. Two other properties, already in the Embassy system, were purchased by the limited partnership on July 19, 1995, and management contracts for all three properties were awarded to PHC. PHC has agreed to purchase $10 million of limited partnership interests for all three hotels, although the timing of such funding has not yet been determined.

                             PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1995
                                   (UNAUDITED)


Note 5 - Commitments and Contingencies (Continued)
- --------------------------------------------------
    Litigation
    ----------
    Upon completion of the Distribution, PHC assumed responsibility for various inquiries, administrative proceedings and litigation relating to contracts, sales of property and other matters arising in the normal course of the Hotel Business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of these matters will not have a materially adverse effect upon PHC's consolidated financial position or its results of operations.

    Employment and Severance Agreements
    -----------------------------------
    PHC has entered into individual severance agreements with 13 senior officers of the Company that provide for a compensation payment of 2.99 times the average annual cash compensation (salary and bonus) paid to each such executive for the five preceding calendar years, including such compensation paid during service with Parent, as well as accelerated payment of any compensation or awards payable to such executive under any PHC incentive compensation or stock option plan if the executive is terminated subsequent to a change in control of PHC, as defined. The maximum amount of compensation that would be payable under all agreements if a change in control occurred and if such executives were terminated as of June 30, 1995, would be approximately $14.5 million.

    Self-Insurance Reserves
    -----------------------
    Both PHC and Parent are self-insured for various levels of general liability, workers' compensation and employee medical coverage. For five years following the Spin-Off, PHC will guarantee, but Parent will retain, the insurance reserves related to the Company's general liability and workers' compensation claims for all periods prior to the Spin-Off date. PHC claims prior to the Spin-Off will be administered by the Company, but will be funded by Parent. PHC will maintain and administer its own self-insurance reserves for general liability, workers' compensation and employee medical claims occurring subsequent to the Spin-Off date. Medical insurance claims and reserves related to PHC that existed at June 30, 1995, were transferred from Parent in connection with the Spin-Off. All self-insurance reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1995
                                   (UNAUDITED)


Note 6 - Employee Benefit Plans
- -------------------------------
    Savings and Retirement Plan
    ---------------------------
    In connection with the Spin-Off, PHC established a defined contribution savings and retirement plan (PHC S&RP) to replace Parent's S&RP. Employees participating in the PHC S&RP may elect to make pre-tax and after-tax contributions of up to 16 percent of their eligible earnings, the first six percent of which PHC will match fully. Amounts contributed to the plan are invested, at the participant's option, in a PHC common stock fund, an aggressive stock fund, a diversified stock fund, a long-term bond fund, an income fund and a treasury fund. On June 30, 1995, all PHC employee participant accounts were transferred from Parent's S&RP to the PHC S&RP while retaining participants' current investment elections. Previous investments in Parent's common stock fund were converted to PHC common stock on a dollar value basis. Participants become vested in PHC's matching contributions over seven years of credited service, including any previous credited service under Parent's plan.

    Restricted Stock
    ----------------
    The Company established a restricted stock plan (RSP) in connection with the Spin-Off. At the Distribution date, PHC employees with unvested restricted stock in Parent's RSP received a dividend of one share of PHC common stock for each two shares of Parent RSP common stock held as of the Spin-Off date. Concurrent with the Spin-Off, the unamortized Parent RSP shares held by PHC employees were cancelled and replaced by an adjusted number of PHC RSP shares that will vest under the same terms and conditions as the Parent RSP shares they replaced. Under the new PHC RSP, executives and key employees may be awarded shares of PHC's common stock. Shares granted under the PHC RSP are restricted as to transfer, are subject to forfeiture prior to vesting and will generally vest evenly over periods from two to four years. The deferred compensation expense will be amortized over the vesting period.

    Stock Option Plan
    -----------------
    Parent maintains a stock option plan (SOP) under which options had been granted to PHC key management personnel to purchase Parent's common stock at a price equal to its market value at the date of grant. Pursuant to the Spin-Off, the Company established a similar plan and outstanding options for Parent's common stock held by PHC employees were cancelled and new options for PHC common stock were issued under PHC's SOP. The number of shares subject to option and the exercise price were calculated so as to preserve the intrinsic value of Parent options cancelled while maintaining the ratio of the exercise price per option to market value per share as of the Spin-Off date. The accompanying Consolidated Condensed Financial Statements (as well as those of Parent) do not reflect any actual or allocated expenses associated with these plans. As of June 30, 1995, there were approximately 1.2 million unexercised PHC options outstanding at option prices ranging from $2.42 to $30.71.

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1995
                                   (UNAUDITED)


Note 6 - Employee Benefit Plans (Continued)
- -------------------------------------------
    Deferred Compensation Plans
    ---------------------------
    Concurrent with the Spin-Off, PHC established deferred compensation plans similar to Parent's under which certain employees may defer a portion of their compensation. Amounts deposited into these plans are unsecured and earn interest at rates approved by the Human Resources Committee of the Board of Directors. In connection with the administration of the executive deferred compensation plan, company-owned life insurance policies insuring the lives of certain directors, officers and key employees have been purchased. As of the Spin-Off date, the total liability under Parent's plans associated with PHC directors and employees of $7.6 million and the related cash surrender value of life insurance policies of $10.4 million was transferred to PHC.

     Stock Incentive Plan
     --------------------
     The Company has established a PHC 1996 Non-Management Directors Stock Incentive Plan under which (i) directors will automatically receive each May 1, August 1, November 1, and February 1, in lieu of cash payments, shares of PHC common stock based upon one-half of the meeting and retainer fees earned and the fair market value of PHC common stock and (ii) may elect to receive the remaining one-half of compensation due in the form of a cash payment or as PHC common stock. Shares issued under the plan are restricted as to transfer for at least six months after the date of grant, and the compensation expense will be amortized ratably over such restricted period. The plan becomes effective as of the date of the 1996 PHC annual stockholders' meeting.

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1995
                                   (UNAUDITED)


Note 7 - Nonconsolidated Affiliates
- -----------------------------------
    Combined summarized income statements of nonconsolidated affiliates, which PHC accounted for using the equity method, were as follows:


                                 Second Quarter Ended       Six Months Ended
                                 June 30,     June 30,   June 30,    June 30,
(in thousands)                      1995         1994       1995        1994
                                 -------      -------    -------     -------
Combined Summarized Income
  Statements

  Revenues                       $42,797      $40,906    $80,770     $78,781
                                 =======      =======    =======     =======
  Operating income               $11,201      $ 9,855    $19,172     $16,815
                                 =======      =======    =======     =======
  Net income                     $ 4,024      $ 3,067    $ 5,005     $ 3,814
                                 =======      =======    =======     =======

    PHC's share of nonconsolidated affiliates' combined net income is reflected in the accompanying Consolidated Condensed Statements of Income as follows:

                                 Second Quarter Ended       Six Months Ended
                                 June 30,     June 30,   June 30,    June 30,
(in thousands)                      1995         1994       1995        1994
                                 -------      -------    -------     -------
Pre-interest operating income
  (included in revenues-other)   $ 5,986      $ 5,154    $10,466     $ 9,040
                                 =======      =======    =======     =======
Interest expense (included in
  interest expense)              $(3,354)     $(3,207)   $(6,615)    $(6,152)
                                 =======      =======    =======     =======

                                                         June 30,    Dec. 31,
                                                            1995        1994
                                                         -------     -------
PHC's investments in and
  advances to nonconsolidated
  affiliates
    At equity                                            $27,249     $25,551
    At cost                                               10,123      10,305
                                                         -------     -------
                                                         $37,372     $35,856
                                                         =======     =======

                             PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1995
                                   (UNAUDITED)


Note 8 - Relationship Between PHC and Parent after the Distribution
- -------------------------------------------------------------------
    General
    -------
    For the purpose of governing certain of the ongoing relationships between PHC and Parent after the Distribution and to provide mechanisms for an orderly transition, Parent and PHC have entered into various agreements and have adopted policies governing their future relationship. PHC believes that the agreements are fair to both parties and contain terms which generally are comparable to those which would have been reached in arm's-length negotiations with unaffiliated parties (although comparisons are difficult with respect to certain agreements that relate to the specific circumstances of this transaction). In some cases the agreements are comparable to those used by other companies in similar transactions.

    Tax Sharing Agreement
    ---------------------
    In connection with the Spin-Off, PHC and Parent entered into a tax sharing agreement that defines each company's rights and obligations with respect to deficiencies and refunds of federal, state and other income or franchise taxes relating to PHC's business for tax years prior to the Distribution and with respect to certain tax attributes of PHC after the Distribution. In general, with respect to periods ending on or before December 31, 1995, Parent is responsible for (i) filing federal tax returns for the Parent and PHC for the periods such companies were members of the same consolidated group, and (ii) paying taxes relating to such returns (to include any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities; PHC will reimburse Parent for the portion of such adjustments relating to the Hotel Business). PHC is responsible for filing returns and paying taxes for periods beginning after the Spin-Off. PHC and Parent have agreed to cooperate with each other and to share information in preparing such tax returns and in dealing with other tax matters.

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1995
                                   (UNAUDITED)

Note 9 - Summarized Financial Information
- -----------------------------------------
     Promus Hotels, Inc. (PHI) is a wholly-owned subsidiary of PHC and the primary entity through which the operations of PHC are conducted. PHI is also PHC's principal asset. Summarized financial information for PHI, prepared on the same basis as PHC, is as follows:

                                                         June 30,     Dec. 31,
(in thousands)                                              1995         1994
                                                        --------     --------
ASSETS
Current assets                                          $ 36,345     $ 25,565
Land, buildings and equipment, net                       350,115      322,140
Other assets                                              83,590       72,860
                                                        --------     --------
                                                         470,050      420,565
                                                        --------     --------

LIABILITIES
Current liabilities                                       43,769       34,461
Long-term debt                                           219,760      189,943
Other liabilities                                         65,111       53,153
                                                        --------     --------
                                                         328,640      277,557
                                                        --------     --------
Net assets                                              $141,410     $143,008
                                                        ========     ========

                               Second Quarter Ended          Six Months Ended
                                June 30,    June 30,     June 30,     June 30,
(in thousands)                     1995        1994         1995         1994
                                -------     -------     --------     --------

Revenues                        $69,567     $63,540     $132,785     $119,094
                                =======     =======     ========     ========
Operating income                $28,190     $24,305     $ 53,133     $ 44,045
                                =======     =======     ========     ========
Net income                      $11,626     $10,207     $ 21,230     $ 16,338
                                =======     =======     ========     ========

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1995
                                   (UNAUDITED)


Note 10 - Pro Forma Earnings Per Share
- --------------------------------------
     For purposes of presenting earnings per share on a comparable basis, calculated below is PHC's pro forma earnings per share, which is based on the actual common and common equivalent shares outstanding on June 30, 1995, and historical net income for all periods presented.

                               Second Quarter Ended          Six Months Ended
(in thousands, except           June 30,    June 30,      June 30,    June 30,
  per share amounts)               1995        1994          1995        1994
                                -------     -------       -------     -------

Net income                      $11,626     $10,207       $21,230     $16,338
                                =======     =======       =======     =======
Pro forma average
  common shares
  outstanding                    51,573      51,573        51,573      51,573
                                =======     =======       =======     =======
Pro forma earnings
  per share                     $  0.23     $  0.20       $  0.41     $  0.32
                                =======     =======       =======     =======

PERFORMANCE STATISTICS
- ----------------------


                    Second Quarter Ended                  Six Months Ended
                     June 30,    June 30,    Inc/       June 30,   June 30,   Inc/
                        1995        1994    (Dec)          1995       1994   (Dec)
                    --------    --------    -----       -------    -------   -----

COMPARABLE SYSTEM
  HOTELS*

Embassy Suites
  Occupancy            77.8%       78.2%    (0.4)pts      76.0%      76.1%   (0.1)pts
  ADR                $102.49      $96.65     6.0%       $102.78     $96.92    6.0%
  Rev/PAS            $ 79.71      $75.56     5.5%       $ 78.11     $73.75    5.9%

Hampton Inn
  Occupancy            80.0%       79.2%     0.8 pts      75.0%      73.7%    1.3 pts
  ADR                 $56.50      $53.31     6.0%        $55.71     $52.59    5.9%
  Rev/PAR             $45.17      $42.22     7.0%        $41.80     $38.77    7.8%

Homewood Suites
  Occupancy            80.9%       80.4%     0.5 pts      78.5%      77.7%    0.8 pts
  ADR                 $82.34      $76.51     7.6%        $80.18     $74.96    7.0%
  Rev/PAS             $66.60      $61.54     8.2%        $62.91     $58.23    8.0%

TOTAL SYSTEM HOTELS

Embassy Suites
  Occupancy            77.4%       77.9%    (0.5)pts      75.7%      75.9%   (0.2)pts
  ADR                $101.73      $97.58     4.3%       $102.14     $97.72    4.5%
  Rev/PAS            $ 78.78      $76.04     3.6%       $ 77.34     $74.16    4.3%

Hampton Inn
  Occupancy            78.8%       79.0%    (0.2)pts      74.0%      73.5%    0.5 pts
  ADR                 $56.67      $53.34     6.2%        $55.92     $52.64    6.2%
  Rev/PAR             $44.67      $42.13     6.0%        $41.41     $38.71    7.0%

Homewood Suites
  Occupancy            80.6%       80.4%     0.2 pts      77.7%      77.5%    0.2 pts
  ADR                 $82.25      $76.51     7.5%        $80.85     $75.45    7.2%
  Rev/PAS             $66.26      $61.54     7.7%        $62.83     $58.47    7.5%

TOTAL SYSTEM REVENUES
  (in thousands)

Embassy Suites      $186,883    $179,705     4.0%      $363,487   $348,640    4.3%
Hampton Inn          213,623     175,060    22.0%       385,915    315,251   22.4%
Homewood Suites       17,873      15,965    12.0%        33,572     29,797   12.7%
                    --------    --------               --------   --------
                    $418,379    $370,730    12.9%      $782,974   $693,688   12.9%
                    ========    ========               ========   ========

*Includes results for only those hotels open for the entire applicable period for both years.

- ----------------------------------

TOTAL HOTELS AND ROOMS/SUITES

                                Number of Hotels                  Rooms/Suites
                            June 30,     June 30,           June 30,   June 30,
                               1995         1994               1995       1994
                            -------      -------            -------    -------
Embassy Suites
  Company-owned                   9            9              2,025      2,026
  Joint venture                  23           23              5,901      5,912
  Management contract            26           23              6,224      5,835
  Franchised                     52           52             11,867     12,231
                            -------      -------            -------    -------
                                110          107             26,017     26,004
                            =======      =======            =======    =======
Hampton Inn
  Company-owned                  15           15              2,047      2,048
  Joint venture                  19           19              2,376      2,376
  Management contract             4            5                464        585
 *Franchised                    445          363             49,020     41,768
                            -------      -------            -------    -------
                                483          402             53,907     46,777
                            =======      =======            =======    =======
Homewood Suites
  Company-owned                   8            8                932        932
  Joint venture                   -            -                  -          -
  Management contract             -            -                  -          -
  Franchised                     19           18              2,033      1,957
                            -------      -------            -------    -------
                                 27           26              2,965      2,889
                            =======      =======            =======    =======
Total System
  Company-owned                  32           32              5,004      5,006
  Joint venture                  42           42              8,277      8,288
  Management contract            30           28              6,688      6,420
  Franchised                    516          433             62,920     55,956
                            -------      -------            -------    -------
                                620          535             82,889     75,670
                            =======      =======            =======    =======

*Includes one Hampton Inn & Suites with 90 rooms and 30 suites that opened
 June 6, 1995.

                  Item 2. Management's Discussion and Analysis
                  --------------------------------------------
                of Financial Condition and Results of Operations
                ------------------------------------------------

    On June 30, 1995, The Promus Companies Incorporated (Parent) completed the previously announced and approved spin-off that split the company into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business (the Spin-Off). Parent's hotel operations were transferred to a new entity, Promus Hotel Corporation (PHC or the Company), the stock of which was distributed to Parent's stockholders on a one-for-two basis (the Distribution). The following is a discussion and analysis of the financial condition and results of operations of PHC as a stand-alone business.


RESULTS OF OPERATIONS
- ---------------------

     The principal factors affecting PHC results are: the continued growth in the number of hotels; the occupancies and room rates achieved by the three hotel brands; the number and relative mix of owned, managed and franchised hotels; and PHC's ability to manage costs. The number of rooms/suites at franchised properties and revenue per available room/suite (RevPAR/S) significantly affect PHC results since franchise royalty fees are based upon a percentage of rooms/suites revenues of all franchised hotels, which includes management contracts and joint ventures. Increases in franchise and management fee revenues have a disproportionate impact on PHC's operating margin due to lower incremental costs associated with these revenues. Although occupancy was relatively flat compared to 1994, increases in the average daily rate (ADR), which contributed to higher RevPAR/S, and the addition of new (primarily franchised) hotels resulted in improved financial results over the prior year for both the three and six months ended June 30, 1995.

     As of June 30, 1995, PHC's combined hotel systems had grown to include 620 properties, a net increase of 85 properties compared to June 30, 1994. Embassy Suites', Hampton Inn's and Homewood Suites' RevPAR/S for comparable hotels improved by 5.5%, 7.0% and 8.2%, respectively, for the second quarter and 5.9%, 7.8%, and 8.0%, respectively, for the six months ended June 30, 1995. Total system revenues for both the second quarter and the first six months of the year increased 12.9% over the comparable periods last year to $418 million and $783 million, respectively. The continued unit growth of the franchise systems, coupled with a continued focus on rate growth and cost management, contributed to the Company's higher revenues, operating income and operating margins.

- ---------------------------------

                      Second Quarter Ended             Six Months Ended
                         June 30,  June 30,   Inc/    June 30,  June 30,   Inc/
(in millions)               1995      1994   (Dec)       1995      1994   (Dec)
                         -------   -------  ------    -------   -------   -----
Revenues                   $69.6     $63.5    9.6%     $132.8    $119.1   11.5%
Operating profit
  before general and
  administrative
  expense and
  property transactions     29.0      25.3   14.6%       55.1      46.0   19.8%
Operating income            28.2      24.3   16.0%       53.1      44.0   20.7%
Net income                  11.6      10.2   13.7%       21.2      16.3   30.1%
Operating margin            40.5%     38.3%   2.2 pts    40.0%     36.9%   3.1 pts

   The increase in revenues was due primarily to the addition of new franchised hotels and improved ADR and RevPAR/S.

   Profit before general and administrative expense and property transactions increased in both the second quarter and first six months of 1995 primarily due to increased franchise and management fees, as well as the impact of higher revenues and improved operating margins at company-owned hotels. Additionally, second quarter 1994 results included approximately $0.8 million of termination fees and other one-time fee income, while second quarter 1995 included additional expenses of approximately $0.7 million due to timing differences between first and second quarter. Excluding these amounts, operating profit before property transactions and general and administrative expense for the second quarter ended June 30, 1995, increased 21.4%.

                       Second Quarter Ended            Six Months Ended
                          June 30,  June 30,   Inc/   June 30,  June 30,   Inc/
(in millions)                1995      1994   (Dec)      1995      1994   (Dec)
                          -------   -------   -----   -------   -------   -----
General and
  administrative           $ 0.8     $ 0.8        -     $ 1.7     $ 1.5    13.3 %
Property transactions          -       0.2      N/M       0.3       0.4   (25.0)%
Interest expense             8.3       7.3     13.7%     16.7      15.0    11.3 %
Effective tax rate          42.1%     40.0%     2.1 pts  42.1%     43.8%   (1.7)pts

    General and administrative expense reflects the cost of specific PHC staff functions which support all three hotel brands. The Distribution resulted in the division of certain of Parent's existing corporate support functions between the two resulting entities. Historically, Parent allocated to its operating units corporate overhead expenses specifically identified with those operations. The amounts of such costs allocated to the entities comprising
PHC and included in other operating expenses in the accompanying Consolidated Condensed Statements of Income were $2.5 million and $3.1 million in second quarter 1995 and 1994, respectively, and $5.7 million and $6.1 million for the six months ended June 30, 1995 and 1994, respectively. Responsibility for these support functions has been assumed by PHC, so the staff costs included in other operating expense in the historical financial statements may not be indicative of such costs in the future. In addition, PHC's

- --------------------------------

historical operating results do not reflect any estimated incremental costs that may be incurred by PHC to support its operations as a stand-alone entity after the Distribution.

   Interest expense for all periods presented includes the pro-rata allocation of corporate interest by Parent related to the debt that was expected to be retired in connection with the Distribution using funds drawn on the PHC Facility. (See "Liquidity and Capital Resources" for additional discussion). Interest expense also includes PHC's share of interest expense of its nonconsolidated affiliates. Interest expense increased due to higher debt levels, primarily due to the purchase of a corporate office complex and higher interest rates on Parent's variable rate debt. Management expects PHC's weighted average borrowing rate to be less than the rates historically obtained by Parent.

   The effective tax rate for all periods is higher than the federal statutory rate primarily due to state income taxes.


CAPITAL SPENDING AND DEVELOPMENT
- --------------------------------

    PHC had net additions of 48 franchised properties during the first six months of 1995, compared to 32 in the comparable 1994 period. The growth occurred primarily in the Hampton Inn brand. As of June 30, 1995, 78 properties were under construction, 75 of which will operate under franchise agreements as PHC brands: 63 Hampton Inns (including six Hampton Inn & Suites); eight Homewood Suites; and seven Embassy Suites. These 78 properties will add 8,696 rooms/suites to the PHC hotel system. The Company had 50 properties under construction at the same time last year. PHC had 163 hotels in the design phase at June 30, 1995, compared with 125 at the same time last year.

    On May 3, 1995, Parent entered into a Subscription Agreement whereby Parent agreed to purchase up to $25 million in limited partnership interests of an entity for which a real estate investment trust (REIT) is the general partner and holds a 73.6% interest. Parent's commitment, which was assumed by PHC at the Distribution date, is subject to various conditions which include, but are not limited to, the limited partnership's acquisition of additional hotels to be converted to the Embassy Suites hotel brand (Embassy) and PHC being granted the management contract for the property. Subject to some limitations, the limited partnership interests are convertible into the REIT's common stock.

    Pursuant to the terms of the Subscription Agreement, an all-suites hotel was purchased by the limited partnership and converted to an Embassy on July 1, 1995. Two other properties, already in the Embassy system, were purchased by the limited partnership on July 19, 1995, and management contracts for all three properties were awarded to PHC. PHC has agreed to purchase $10 million of limited partnership interests for all three hotels, although the timing of such funding has not yet been determined.

- --------------------------------------------

     PHC's first Hampton Inn & Suites hotel opened on June 6, 1995. This franchise-built hotel is the newest PHC hotel product which combines, as a single hotel, Hampton-style rooms with two-room suites and a common lodge in the center. Of the 163 hotels in the design phase at June 30, 1995, 18 were Hampton Inn & Suites. To further encourage system growth, PHC currently plans to spend up to $112 million to expand the Homewood Suites hotel brand by developing as many as 15 additional company-owned properties over the next three to five years. PHC, however, plans to continue to follow its general strategy of growing its systems primarily through franchising and management contracts. As in the past, company-owned hotels may be sold to franchisees and the proceeds used to fuel additional system growth or to develop new concepts.

    To encourage growth (primarily in the Hampton Inn & Suites and Homewood Suites franchise segments of the business), in light of the lack of available financing for new hotel construction, PHC has developed a mezzanine financing program whereby the Company provides secondary financing to franchisees. PHC provided $5.4 million in mezzanine loans during the first half of 1995, and anticipates providing an additional $12.9 million during the remainder of the year. Outstanding loans bear interest at rates ranging from 10.0% to 11.5%.

    Ongoing refurbishment of PHC's existing company-owned hotel properties to maintain the quality standards set for those properties will continue in 1995 at an estimated annual cost of $11.8 million. In early 1995, PHC acquired for approximately $22.0 million an office complex in Memphis, Tennessee, which will serve as its future corporate headquarters.

    Cash needed to finance the projects currently under development, as well as additional projects to be developed by PHC, will be made available from operating cash flows, the PHC Facility (see "Liquidity and Capital Resources"), joint venture partners, specific project financing, sales of existing hotel assets and, if necessary, PHC debt and equity offerings. PHC capital expenditures totaled $45.1 million during the six months ended
June 30, 1995. Approximately $49.7 million is expected to be spent during the remainder of 1995 to fund project development, including those projects discussed above, to refurbish existing facilities and for other corporate-related projects.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The accompanying financial statements represent the portion of Parent's historical revenues, expenses, assets, liabilities and cash flows associated with its hotel operations. The results of operations and cash flows are not necessarily indicative of PHC's future results as a separate corporation. The most significant items that will affect such future results are incremental general and administrative costs, an anticipated decrease in the Company's average borrowing rate, and the fact that PHC will assume responsibility for payment of state and federal income taxes subsequent to the Distribution (Parent historically paid PHC taxes).

    Parent, through its wholly-owned subsidiary Embassy Suites, Inc., entered into a $350 million bank credit facility to be secured by the stock of certain material subsidiaries of PHC (the PHC Facility). Concurrent with the Distribution, $218 million was drawn on the PHC Facility by Parent to retire existing Parent debt which had been previously allocated to PHC and to pay PHC Facility fees and expenses. Subsequent to the Distribution, the liability associated with the actual outstanding borrowings was assumed by PHC, and Parent was released from liability related to any current or future borrowings under the PHC Facility. The PHC Facility consists of two agreements, the significant terms of which are as follows:

                     Total
                  Facility   Maturity Date       Interest Rate     Commitment Fees
              ------------   -------------   -----------------  ------------------
                                                 Base Rate, as        0.20% of the
Five-Year                                    defined, or LIBOR   unused portion of
  Revolver    $300,000,000   June 30, 2000    +55 basis points  the total facility

                                                 Base Rate, as        0.15% of the
Extendible                                   defined, or LIBOR   unused portion of
  Revolver    $ 50,000,000   June 6, 1996     +55 basis points  the total facility

The Extendible Revolver is a 364-day facility with annual renewals and may be converted into a two-year term loan with equal amortizing payments over such two-year period. Commitment fees and interest on Base Rate loans are paid quarterly. The agreements contain a tiered scale for commitment fees and the applicable LIBOR spread (current rates for both reflected above) that is based on the more favorable of PHC's current credit rating or leverage ratio, as defined. They also contain provisions that restrict certain investments, limit the Company's ability to incur additional indebtedness and pay dividends, and requires that certain performance ratios be maintained. As of June 30, 1995, PHC was in compliance with all such covenants.

    PHC's initial credit rating by Standard & Poor's was Investment Grade. The Investment Grade rating allows PHC to receive a more favorable interest rate spread on borrowings and commitment fees on the unused portion under the PHC Facility. The current spread is reflected in the table above.

    The Five-Year Revolver includes a sublimit for letters of credit of $20 million. At June 30, 1995, approximately $10.5 million in letters of credit related to PHC were outstanding under Parent's debt facilities. At the Distribution date, PHC assumed responsibility for that contingent liability,

- -------------------------------------------

and new letters of credit (related primarily to the Company's self-insurance reserves) will be issued within 90 days. There was $132 million of availability under the PHC Facility as of June 30, 1995. PHC will use the remaining borrowing capacity available under the PHC Facility for working capital, hotel development and other general corporate purposes.

     A pro-rata portion of Parent's historical outstanding debt balance and unamortized deferred finance charges was allocated to PHC and reflected in the accompanying Consolidated Condensed Balance Sheet as of December 31, 1994. A pro-rata portion of Parent's interest expense was also allocated to PHC through June 30, 1995, and is reflected in the accompanying Consolidated Condensed Statements of Income for all periods presented. In addition to amounts allocated by Parent, all indebtedness, together with related interest expense specifically identified with a PHC entity, is included in the accompanying Consolidated Condensed Financial Statements. The amounts allocated by Parent are based on the percentage of Parent's existing debt that was expected to be retired using proceeds from the PHC Facility. The amount of Parent's corporate interest expense allocated to PHC was $5.5 million and $3.9 million for second quarter 1995 and 1994, respectively, and $10.5 million and $8.5 million for the six months ended June 30, 1995 and 1994, respectively. The amount of Parent's corporate interest allocated to PHC is in addition to the interest expense included in PHC's financial statements on indebtedness specifically identified with a PHC entity and PHC's proportionate share of interest expense of its nonconsolidated affiliates (see Note 7 to financial statements).

     PHC assumed two of Parent's existing interest rate swaps, each with a notional amount of $50 million. The effect of the swap agreements was to convert to a fixed rate a portion of the amount of variable rate debt outstanding under the PHC Facility. The floating rate resets every three months under both agreements. One swap specifies a 6.99% contractual fixed rate (effective rate of 7.54%) and expires on March 20, 2000, while the other has a 7.8625% contractual fixed rate (effective rate of 8.4125%) with a July 28, 1997 expiration.


RELATIONSHIP BETWEEN PHC AND PARENT AFTER THE DISTRIBUTION
- ----------------------------------------------------------

    For the purpose of governing certain of the ongoing relationships between PHC and Parent after the Distribution and to provide mechanisms for an orderly transition, Parent and PHC have entered into various agreements and adopted policies to govern their future relationship. PHC believes that the agreements are fair to both parties and contain terms which generally are comparable to those which would have been reached in arm's-length negotiations with unaffiliated parties (although comparisons are difficult with respect to certain agreements that relate to the specific circumstances of this transaction). In some cases the agreements are comparable to those used by other companies in similar transactions.

TAX SHARING AGREEMENT
- ---------------------

    In connection with the Spin-Off, PHC and Parent entered into a tax sharing agreement that defines each company's rights and obligations with respect to deficiencies and refunds of federal, state and other income or franchise taxes relating to PHC's business for tax years prior to the Distribution and with respect to certain tax attributes of PHC after the Distribution. In general, with respect to periods ending on or before December 31, 1995, Parent is responsible for (i) filing federal tax returns for the Parent and PHC for the periods such companies were members of the same consolidated group, and (ii) paying the taxes relating to such returns (to include any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities; PHC will reimburse Parent for the portion of such adjustments relating to the Hotel Business). PHC is responsible for filing returns and paying taxes for periods beginning after the Spin-Off. PHC and Parent have agreed to cooperate with each other and to share information in preparing such tax returns and in dealing with other tax matters.

                           PART II - OTHER INFORMATION
                           ---------------------------
                         Item 2.  Changes in Securities
                         ------------------------------

   The PHC Facility requires the Company to maintain certain specified financial covenants. Although the payment of dividends is not prohibited by the agreement, the covenants are structured such that the Company's ability to pay dividends is limited.


            Item 4.  Submission of Matters to a Vote of Stockholders
            --------------------------------------------------------

     At its Annual Meeting of Stockholders held on May 26, 1995, Parent, as the sole shareholder of PHC, approved a variety of matters in connection with the Spin-Off which have been disclosed in previous filings.


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

     EX-10.1     Promus Hotel Corporation Savings and Retirement Plan. (1)

     EX-10.2     Promus Hotel Corporation 1995 Stock Option Plan. (2)

     EX-10.3     Promus Hotel Corporation Restricted Stock Plan. (2)

     EX-10.4 Promus Hotel Corporation Non-Management Directors Stock Incentive Plan. (2)

     EX-10.5 Plan of Reorganization and Distribution Agreement, dated as of June 30, 1995, between The Promus Companies Incorporated and Promus Hotel Corporation. (4)

     EX-10.6 Tranche A Credit Agreement, dated as of June 7, 1995, among Embassy Suites, Inc., as Initial Borrower, Promus Hotels, Inc., as the Subsequent Borrower, certain subsidiaries and related parties from time to time party thereto, as Guarantors, the several lenders from time to time party thereto, and NationsBank, N.A. (Carolinas), as Agent. (3)

     EX-10.7 First Amendment to Tranche A Credit Agreement dated as of June 30, 1995, by and among Embassy Suites, Inc., Promus Hotels, Inc., The Promus Companies Incorporated, Promus Hotel Corporation and NationsBank, N.A. (Carolinas). (4)

     EX-10.8     Tranche A Assignment and Assumption Agreement dated as of
                 June 30, 1995, among Embassy Suites, Inc., Promus Hotels, Inc., The Promus Companies Incorporated and NationsBank, N.A. (Carolinas). (4)

     EX-10.9 Tranche B Credit Agreement, dated as of June 7, 1995, among Embassy Suites, Inc., as Initial Borrower, Promus Hotels, Inc., as the Subsequent Borrower, certain subsidiaries and related parties from time to time party thereto, as Guarantors, the several lenders from time to time party thereto, and NationsBank, N.A. (Carolinas), as Agent. (3)

     EX-10.10 First Amendment to Tranche B Credit Agreement dated as of June 30, 1995, by and among Embassy Suites, Inc., Promus Hotels, Inc., The Promus Companies Incorporated, Promus Hotel Corporation and NationsBank, N.A. (Carolinas).(4)

     EX-10.11 Tranche B Assignment and Assumption Agreement dated as of June 30, 1995, by and among Embassy Suites, Inc., Promus Hotels Inc., The Promus Companies Incorporated and NationsBank, N.A. (Carolinas). (4)

     EX-10.12 Pledge Agreement dated as of June __, 1995, by and among Promus Hotel Corporation, Promus Hotels, Inc., certain subsidiaries which may now be owners of Credit Parties and NationsBank, N.A. (Carolinas).(4)

     EX-10.13 Escrow Agreement, dated as of June 30, 1995, among Promus Hotel Corporation, Promus Hotels, Inc. and NationsBank. (3)

     EX-10.14 Employee Benefits and Other Employment Matters Allocation Agreement, dated as of June 30, 1995, between The Promus Companies Incorporated and Promus Hotel Corporation. (4)

     EX-10.15 Risk Management Allocation Agreement, dated as of June 30, 1995, between The Promus Companies Incorporated and Promus Hotel Corporation. (4)

     EX-10.16 Tax Sharing Agreement, dated as of June 30, 1995, between The Promus Companies Incorporated and Promus Hotel
                 Corporation. (4)

     EX-10.17    Promus Hotel Corporation Executive Deferred Compensation
                 Plan. (3)

     EX-10.18    Promus Hotel Corporation Deferred Compensation Plan. (3)

     EX-10.19 Promus Hotel Corporation Savings and Retirement Plan Trust Agreement, dated as of May 26, 1995, among Promus Hotel Corporation, and Robert S. Davis, Donald H. Dempsey, Patricia R. Ferguson, Jeffery M. Jarvis, Kelly R. Jenkins, Frederick G. Schultz and Mark C. Wells. (3)

     EX-10.20 Form of Severance Agreement, dated as of June 30, 1995, entered into with Donald H. Dempsey, Thomas L. Keltner, Ralph B. Lake, David C. Sullivan, and Mark C. Wells. (4)

     EX-10.21 Form of Severance Agreement, dated June 30, 1995, entered into with Michael D. Rose and Raymond E. Schultz. (4)

     EX-10.22 Employment Agreement, dated as of June 30, 1995, between Michael D. Rose and Promus Hotel Corporation. (4)

     EX-10.23 Promus Hotel Corporation Key Executive Officer Annual Incentive Plan. (2)

     EX-10.24 International Swap Dealers Association, Inc. Master Agreement, dated as of June 30, 1995, among Promus Hotels, Inc. and NationsBank, N.A. (Carolinas). (4)

     EX-10.25 Transfer Agreement, dated as of June 30, 1995, among Embassy Suites, Inc., Promus Hotels, Inc., and NationsBank, N.A. (Carolinas). (4)

     EX-27       Financial Data Schedule. (4)

(b) The following report on Form 8-K was filed during the quarter ended June 30, 1995.

       Form 8-K filed June 14, 1995, that announced, under Item 5 of Form 8-K "Other Events," the intended distribution to all holders of The Promus Companies Incorporated outstanding shares of common stock of a special dividend of shares of Promus Hotel Corporation common stock on a one-for-two basis and associated rights (the "Distribution"), the Board of Director's approval of the Distribution, the removal of conditions to the Distribution, the Distribution Date of June 30, 1995, and the treatment of fractional shares in connection with the Distribution.


Footnotes
- ---------
(1) Incorporated by reference from Promus Hotel Corporation Registration Statement No. 33-59977 on Form S-8 for the Promus Hotel Corporation 1995 Stock Option Plan, filed June 6, 1995.

(2) Incorporated by reference from Promus Hotel Corporation Form 10/A, filed May 3, 1995, File No. 1-11463.

(3) Incorporated by reference from Promus Hotel Corporation Form 8-K, filed June 14, 1995, File No. 1-11463.

(4)  Filed herewith.

                                    Signature
                                    ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PROMUS HOTEL CORPORATION

August 11, 1995                  By: JEFFERY M. JARVIS
                                     -----------------------------
                                     Jeffery M. Jarvis
                                     Vice President and Controller
                                     (Chief Accounting Officer)

Exhibit Index
- -------------


Exhibit No.                 Description                    Sequential Page No.
- -------------    -------------------------------------     -------------------

(a)  EX-10.1     Promus Hotel Corporation Savings and
                 Retirement Plan. (1)

     EX-10.2     Promus Hotel Corporation 1995 Stock
                 Option Plan. (2)

     EX-10.3     Promus Hotel Corporation Restricted
                 Stock Plan. (2)

     EX-10.4     Promus Hotel Corporation Non-Management
                 Directors Stock Incentive Plan. (2)

     EX-10.5     Plan of Reorganization and Distribution
                 Agreement, dated as of June 30, 1995,
                 between The Promus Companies Incorporated
                 and Promus Hotel Corporation. (4)                      35

     EX-10.6 Tranche A Credit Agreement, dated as of June 7, 1995, among Embassy Suites, Inc., as Initial Borrower, Promus Hotels, Inc., as the Subsequent Borrower, certain subsidiaries and related parties from time to time party thereto, as Guarantors, the several lenders from time to time party thereto, and NationsBank, N.A. (Carolinas), as Agent. (3)

     EX-10.7     First Amendment to Tranche A Credit Agreement
                 dated as of June 30, 1995, by and among Embassy
                 Suites, Inc., Promus Hotels, Inc., The Promus
                 Companies Incorporated, Promus Hotel Corporation
                 and NationsBank, N.A. (Carolinas). (4)                 98

     EX-10.8     Tranche A Assignment and Assumption Agreement
                 dated as of June 30, 1995, among Embassy
                 Suites, Inc., Promus Hotels, Inc., The Promus
                 Companies Incorporated and NationsBank, N.A.
                 (Carolinas). (4)                                      114

     EX-10.9 Tranche B Credit Agreement, dated as of June 7, 1995, among Embassy Suites, Inc., as Initial Borrower, Promus Hotels, Inc., as the Subsequent Borrower, certain subsidiaries and related parties from time to time party thereto, as Guarantors, the several lenders from time to time party thereto, and NationsBank, N.A. (Carolinas), as Agent. (3)

     EX-10.10    First Amendment to Tranche B Credit Agreement
                 dated as of June 30, 1995, by and among Embassy
                 Suites, Inc., Promus Hotels, Inc., The Promus
                 Companies Incorporated, Promus Hotels Corporation
                 and NationsBank, N.A. (Carolinas).(4)                 116

     EX-10.11    Tranche B Assignment and Assumption Agreement dated
                 as of June 30, 1995, by and among Embassy Suites,
                 Inc., Promus Hotels Inc., The Promus Companies
                 Incorporated and NationsBank, N.A. (Carolinas). (4)   132

     EX-10.12    Pledge Agreement dated as of June __, 1995, by and
                 among Promus Hotel Corporation, Promus Hotels, Inc., certain subsidiaries which may now be owners of
                 Credit Parties and NationsBank, N.A. (Carolinas).(4)  134

     EX-10.13 Escrow Agreement, dated as of June 30, 1995, among Promus Hotel Corporation, Promus
                 Hotels, Inc. and NationsBank. (3)

- -------------------------

Exhibit No.                 Description                    Sequential Page No.
- -------------    -------------------------------------     -------------------

     EX-10.14    Employee Benefits and Other Employment
                 Matters Allocation Agreement, dated as of
                 June 30, 1995, between The Promus Companies
                 Incorporated and Promus Hotel Corporation. (4)        151

     EX-10.15    Risk Management Allocation Agreement,
                 dated as of June 30, 1995, between The
                 Promus Companies Incorporated and
                 Promus Hotel Corporation. (4)                         179

     EX-10.16    Tax Sharing Agreement, dated as of
                 June 30, 1995, between The Promus
                 Companies Incorporated and Promus
                 Hotel Corporation. (4)                                193

     EX-10.17    Promus Hotel Corporation Executive
                 Deferred Compensation Plan. (3)

     EX-10.18    Promus Hotel Corporation Deferred
                 Compensation Plan. (3)

     EX-10.19 Promus Hotel Corporation Savings and Retirement Plan Trust Agreement, dated as of May 26, 1995, among Promus Hotel Corporation, and Robert S. Davis,
                 Donald H. Dempsey, Patricia R. Ferguson,
                 Jeffery M. Jarvis, Kelly R. Jenkins,
                 Frederick G. Schultz and Mark C. Wells. (3)

     EX-10.20    Form of Severance Agreement, dated as
                 of June 30, 1995, entered into with
                 Donald H. Dempsey, Thomas L. Keltner,
                 Ralph B. Lake, David C. Sullivan, and
                 Mark C. Wells. (4)                                    211

     EX-10.21    Form of Severance Agreement, dated
                 June 30, 1995, entered into with
                 Michael D. Rose and Raymond E. Schultz. (4)           228

     EX-10.22    Employment Agreement, dated as of June 30, 1995
                 between Michael D. Rose and Promus Hotel
                 Corporation. (4)                                      244

     EX-10.23    Promus Hotel Corporation Key Executive
                 Officer Annual Incentive Plan. (2)

     EX-10.24    International Swap Dealers Association,
                 Inc. Master Agreement, dated as of
                 June 30, 1995, among Promus Hotels,
                 Inc. and NationsBank, N.A. (Carolinas). (4)           265

- -------------------------

     EX-10.25    Transfer Agreement, dated as of June 30,
                 1995, among Embassy Suites, Inc.,
                 Promus Hotels, Inc., and NationsBank, N.A.
                 (Carolinas). (4)                                      287

     EX-27       Financial Data Schedule. (4)                          295


Footnotes
- ---------
(1) Incorporated by reference from Promus Hotel Corporation Registration Statement No. 33-59977 on Form S-8 for the Promus Hotel Corporation 1995 Stock Option Plan, filed June 6, 1995.

(2) Incorporated by reference from Promus Hotel Corporation Form 10/A, filed May 3, 1995, File No. 1-11463.

(3) Incorporated by reference from Promus Hotel Corporation Form 8-K, filed on June 14, 1995, File No. 1-11463.

(4)  Filed herewith.