Form 10-Q
period 1995-09-30
PROMUS HOTEL CORP
filed 1995-11-13
CIK 944647

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
              FROM                    TO                  .

Commission File No. 1-11463

3
PROMUS HOTEL CORPORATION
(Exact name of registrant as specified in its charter)


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

     At September 30, 1995, there were outstanding 51,373,688 shares of the Company's Common Stock.

                           Page 1 of 60
                       Exhibit Index Page 32

PART I - FINANCIAL INFORMATION
------------------------------
Item 1. Financial Statements
------------------------------

As discussed in Note 1, on June 30, 1995, The Promus Companies Incorporated (Parent) completed the planned spin-off (Spin-Off) that split Parent into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business. Parent's interests in the Embassy Suites, Hampton Inn and Homewood Suites hotel divisions and certain other hotel-related assets and liabilities were transferred to Promus Hotel Corporation (PHC or the Company).
The accompanying consolidated condensed financial statements of PHC include the assets and liabilities, revenues, expenses and cash flows of Parent's hotel business on a stand-alone basis as of December 31, 1994, and through the six months ended June 30, 1995, as well as actual results of the Company for the three months ended September 30, 1995.

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

                                PROMUS HOTEL CORPORATION
                          CONSOLIDATED CONDENSED BALANCE SHEETS
                                       (UNAUDITED)


                                                         Sept  30,    Dec  31,
(in thousands, except share amounts)                         1995        1994
                                                        ---------    --------

ASSETS
Current assets
  Cash and cash equivalents                             $   1,860    $  2,222
  Receivables, including notes receivable of
    $7,992 and $66, less allowance for doubtful
    accounts of $1,654 and $1,270                          34,001      18,148
  Deferred income taxes                                     1,473       2,844
  Supplies                                                  4,298       1,095
  Prepayments and other                                     3,128       1,256
                                                        ---------    --------
      Total current assets                                 44,760      25,565
                                                        ---------    --------
Land, buildings and equipment                             460,071     410,751
Less: accumulated depreciation                           (110,665)    (88,611)
                                                        ---------    --------
                                                          349,406     322,140
Investments in and advances to nonconsolidated
  affiliates (Note 7)                                      49,416      35,856
Deferred costs and other                                   45,954      37,004
                                                        ---------    --------
                                                        $ 489,536    $420,565
                                                        =========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                      $  19,390    $ 14,437
  Accrued expenses                                         42,615      18,769
  Current portion of long-term debt                           983       1,255
                                                        ---------    --------
      Total current liabilities                            62,988      34,461

Long-term debt (Note 2)                                   203,963     189,943
Deferred credits and other                                 35,752      28,649
Deferred income taxes                                      28,458      24,504
                                                        ---------    --------
                                                          331,161     277,557
                                                        ---------    --------
Commitments and contingencies (Notes 5 and 8)

Stockholders' equity
  Common stock, $0.10 par value, 360,000,000
    shares authorized, 51,373,688 shares
    outstanding                                             5,137           -
  Capital surplus                                         138,814           -
  Retained earnings                                        15,761           -
  Deferred compensation related to
    restricted stock                                       (1,337)          -
  Parent company investment                                     -     143,008
                                                        ---------    --------
                                                          158,375     143,008
                                                        ---------    --------
                                                        $ 489,536    $420,565
                                                        =========    ========


See accompanying Notes to Consolidated Condensed Financial Statements.

PROMUS HOTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

                                Third Quarter Ended         Nine Months Ended
(in thousands, except         Sept  30,    Sept  30,    Sept  30,    Sept  30,
   per share amounts)             1995         1994         1995         1994
                              --------     --------     --------     --------

Revenues
  Rooms                       $ 29,333     $ 28,270     $ 88,967     $ 84,167
  Food and beverage              1,690        1,791        5,478        5,908
  Franchise and management
    fees                        22,491       22,438       60,684       57,594
  Other (Note 7)                18,457       13,007       49,627       36,931
                              --------     --------     --------     --------
      Total revenues            71,971       65,506      204,756      184,600
                              --------     --------     --------     --------
Operating expenses
  Direct
    Rooms                       14,360       14,598       42,341       42,720
    Food and beverage            1,722        1,789        5,276        5,823
  Depreciation                   6,399        6,612       20,113       18,306
  Other                         19,004       12,995       51,410       42,277
                              --------     --------     --------     --------
      Total direct operating
        expenses                41,485       35,994      119,140      109,126
                              --------     --------     --------     --------
                                30,486       29,512       85,616       75,474
  General and administrative    (1,009)        (756)      (2,675)      (2,276)
  Property transactions          2,366        2,324        2,035        1,927
                              --------     --------     --------     --------
Operating income                31,843       31,080       84,976       75,125
Interest expense, net of
  interest capitalized
  (Notes 2 and 7)               (7,570)      (7,682)     (24,312)     (22,703)
Interest and other income           80           27          353           78
                              --------     --------     --------     --------
Income before income taxes
  and extraordinary item        24,353       23,425       61,017       52,500
Provision for income taxes     (10,253)      (9,833)     (25,688)     (22,570)
                              --------     --------     --------     --------
Income before extraordinary
  item                          14,100       13,592       35,329       29,930
Extraordinary gain, net of
  income tax                     1,661            -        1,661            -
                              --------     --------     --------     --------
Net income                    $ 15,761     $ 13,592     $ 36,990     $ 29,930
                              ========     ========     ========     ========
Income per common and
  common equivalent
  share  (Note 10)            $    .31
                              ========
Average common and common
  equivalent shares
  outstanding                   51,570
                              ========

See accompanying Notes to Consolidated Condensed Financial Statements.

PROMUS HOTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS'
EQUITY (NOTES 1 and 4)
(UNAUDITED)


                                                             Deferred
                                                         Compensation
                                                           Related to
                                                           Restricted      Parent
                        Common Stock   Capital  Retained        Stock     Company
(in thousands)       Shares   Amount   Surplus  Earnings     (Note 6)  Investment      Total
                     ------   ------  --------  -------- ------------  ----------   --------
Balance -
  December 31, 1994       -   $    -  $      -   $     -      $     -   $ 143,008   $143,008
Net Income -
  January 1, 1995
  through
  June 30, 1995           -        -         -         -            -      21,230     21,230
Intercompany
  activity with
  Parent - January 1,
  1995 through
  June 30, 1995           -        -         -         -            -     (21,967)   (21,967)
Spin-Off of the
  Company (Note 1)   51,352    5,135   138,490         -       (1,354)   (142,271)         -
Shares issued
  under incentive
  compensation plan       8        1       174         -         (175)          -          -
                     ------   ------  --------   -------      -------   ---------   --------
Balance -
  June 30, 1995      51,360    5,136   138,664         -       (1,529)          -    142,271

Net Income-
  July 1, 1995
  through
  Sept 30, 1995           -        -         -    15,761            -           -     15,761
Net shares issued
  under incentive
  compensation
  plans, including
  income tax
  benefit of $97         14        1       150         -          192           -        343
                     ------   ------  --------   -------      -------   ---------   --------
Balance -
  Sept 30, 1995      51,374   $5,137  $138,814   $15,761      $(1,337)  $       -   $158,375
                     ======   ======  ========   =======      =======   =========   ========

See accompanying Notes to Consolidated Condensed Financial Statements.

PROMUS HOTEL CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                            Nine Months Ended
                                                        Sept  30,    Sept  30,
(in thousands)                                              1995         1994
                                                        --------     --------

Cash flows from operating activities
  Net income                                            $ 36,990     $ 29,930
  Adjustments to reconcile net income to cash
    flows from operating activities
      Depreciation and amortization                       22,762       18,737
      Other noncash items                                   (723)      (3,054)
      Equity in earnings and distributions from
        nonconsolidated affiliates                        (4,204)         313
      Net gains from property transactions                (2,159)        (103)
      Net change in long-term accounts                     4,421        6,173
      Net change in working capital accounts                (397)     (12,419)
                                                        --------     --------
          Cash flows provided by operating
            activities                                    56,690       39,577
                                                        --------     --------
Cash flows from investing activities
  Land, building and equipment additions                 (50,922)     (11,099)
  Other                                                   (7,590)      17,184
                                                        --------     --------
          Cash flows (used in) provided by
            investing activities                         (58,512)       6,085
                                                        --------     --------
Cash flows from financing activities
  Debt retirements                                       (16,276)      (1,452)
  Advances from (to) Parent                               17,680      (45,554)
  Other                                                       56            -
                                                        --------     --------
          Cash flows provided by (used in)
            financing activities                           1,460      (47,006)
                                                        --------     --------
Net decrease in cash and cash equivalents                   (362)      (1,344)
Cash and cash equivalents, beginning of period             2,222        3,653
                                                        --------     --------
Cash and cash equivalents, end of period                $  1,860     $  2,309
                                                        ========     ========



See accompanying Notes to Consolidated Condensed Financial Statements.

PROMUS HOTEL CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995
(UNAUDITED)


Note 1 - Basis of Presentation and Organization
-----------------------------------------------
    On June 30, 1995, The Promus Companies Incorporated (Parent) completed the transfer of the operations, assets and liabilities of its hotel business (the Hotel Business), composed of three hotel brands targeted at specific market segments: Embassy Suites, Hampton Inn and Homewood Suites, to a new publicly traded entity, Promus Hotel Corporation (PHC or the Company). As approved by Parent's Board of Directors and stockholders on May 26, 1995, this entity was spun-off (the Spin-Off) from the Parent and its stock was distributed to Parent's stockholders on a one-for-two basis effective June 30, 1995 (the Distribution). Concurrent with the Distribution, Parent changed its name to Harrah's Entertainment, Inc.

    The accompanying consolidated condensed financial statements include the assets, liabilities, revenues, expenses and cash flows of Parent's Hotel Business on a stand-alone basis as of December 31, 1994, and through the six months ended June 30, 1995, as well as actual results of the Company for the three months ended September 30, 1995.

    All significant intercompany accounts and transactions among PHC entities have been eliminated. Investments in 50% or less owned companies and joint ventures over which PHC has the ability to exercise significant influence, but does not control, are accounted for using the equity method. PHC reflects its share of income before interest expense and any extraordinary items of these nonconsolidated affiliates in revenues - other. PHC's proportionate share of interest expense of such nonconsolidated affiliates is included in interest expense in the Consolidated Condensed Statements of Income (see Note 7 for combined summarized financial information regarding these nonconsolidated affiliates). Management believes that PHC's income statement treatment of equity investments is the preferable presentation due to the nature of PHC's equity investments.


Note 2 - Long-term Debt
-----------------------

    Parent Debt Allocation
    ----------------------
    The Company's financial position at December 31, 1994, and its results of operations through June 30, 1995, reflect all indebtedness, together with related interest expense, specifically identified with PHC entities, as well as a pro-rata portion of Parent's historical corporate debt balance, unamortized deferred finance charges and interest expense. Allocations of those amounts to PHC from Parent were based on the percentage of Parent's historical corporate debt that was expected to be retired using proceeds from PHC's new $350 million bank credit facility (the PHC Facility). The accompanying Consolidated Condensed Balance Sheet, as of December 31, 1994, reflects corporate debt allocated to PHC from Parent of $187.8 million, together with debt specifically associated with PHC entities of $3.3 million, as well as the unamortized deferred finance charges allocated to PHC of $3.2 million.

    PHC's interest expense includes interest related to indebtedness specifically identified with PHC entities, PHC's proportionate share of interest expense of its nonconsolidated affiliates (see Note 7), and Parent's allocation of interest and deferred finance costs related to the allocated debt. Parent's corporate interest expense, including deferred finance costs, allocated to PHC was $4.2 million for third quarter 1994, and $10.5 million (which represents interest only allocated through June 30, 1995) and $12.7 million for the nine months ended September 30, 1995 and 1994, respectively.

    New Bank Facility
    -----------------
    Immediately prior to the Distribution, Parent drew, through its then wholly-owned subsidiary Embassy Suites, Inc., $218 million under the PHC Facility to retire a portion of existing Parent debt which had been previously allocated to PHC and to pay
related bank fees and expenses.   The actual borrowings
outstanding of $202.5 million, together with deferred finance charges of $2.3 million, are reflected in long-term debt and deferred costs and other, respectively, in the accompanying Consolidated Condensed Balance Sheet as of September 30, 1995. The PHC Facility is secured by the stock of PHC's material subsidiaries. The liability associated with all current and future borrowings under the PHC Facility was assumed by Promus Hotels, Inc. (PHI), PHC's wholly-owned subsidiary, with PHC as guarantor, upon consummation of the Spin-Off, at which time Parent was released from liability.

    The PHC Facility consists of a $300 million revolving credit arrangement with a maturity of five years (the Five-Year Revolver) and a $50 million annually extendible revolving credit facility with an initial maturity of 364 days (the Extendible Revolver). The Extendible Revolver is convertible into a two-year term loan with equal amortizing payments over such two-year period. Interest on the drawn portion of the PHC Facility will be, at the option of the Company, equal to either (i) the Base Rate, as defined, or (ii) LIBOR plus the applicable spread. Both agreements incorporate a tiered scale that defines the applicable LIBOR spread and a facility fee based upon the more favorable of the Company's current debt rating or leverage ratio, as defined. Currently, the LIBOR spread on the Five-Year Revolver and the Extendible Revolver is .35% and .40%, respectively, and the facility fee required on the total amount of the Five-Year Revolver and the Extendible Revolver is 0.20% and 0.15%, respectively. The PHC Facility also contains provisions that restrict certain investments, limit the Company's ability to incur additional indebtedness and pay dividends, and require that certain performance ratios be maintained. As of September 30, 1995, PHC was in compliance with all such covenants.

    The Five-Year Revolver also provides for a sublimit for letters of credit of $20 million. At September 30, 1995, approximately $8.6 million in letters of credit were outstanding under this agreement.

    Interest Rate Agreements
    ------------------------
    In connection with the Spin-Off, PHI assumed two of Parent's existing interest rate swaps, each with a notional amount of $50 million, in order to effectively convert to a fixed rate a portion of the amount of variable rate debt outstanding under the PHC Facility. The floating rate resets every three months under both agreements. One swap arrangement specifies a 6.99% contractual fixed rate (effective rate of 7.54%) with a March 20, 2000 expiration, while the other bears a 7.8625% contractual fixed rate (effective rate of 8.4125%) expiring July 28, 1997.

Note 3 - Supplemental Disclosure of Cash Paid for Interest and
Taxes
----------------------------------------------------------------
    The following table reconciles PHC's interest expense, net of interest capitalized, to cash paid for interest:

                                    Third Quarter Ended      Nine Months Ended
                                   Sept 30,     Sept 30,  Sept 30,     Sept 30,
(in thousands)                        1995         1994      1995         1994
                                   -------      -------   -------      -------
Interest expense, net of amount
  capitalized (Note 2)             $ 7,570      $ 7,682   $24,312      $22,703
Adjustments to reconcile to cash
  paid for interest
    PHC's share of interest
      expense of nonconsolidated
      affiliates (Note 7)           (3,208)      (3,302)   (9,823)      (9,454)
    Amortization of deferred
      finance charges                 (192)        (196)     (594)        (558)
    Amounts accrued but not yet
      paid                          (1,791)           -    (1,791)           -
    Net amortization of discounts
      and premiums                       -          (12)       (8)         (34)

    Other                              (39)         (35)     (116)        (104)
                                   -------      -------   -------      -------
Cash paid for interest, net of
  amount capitalized               $ 2,340      $ 4,137   $11,980      $12,553
                                   =======      =======   =======      =======
Cash paid for income taxes         $   640      $     -   $   640      $     -
                                   =======      =======   =======      =======

    For purposes of this presentation, interest expense allocated to PHC by Parent is assumed to have been paid in the quarter allocated. Additionally, Parent was responsible for the payment of PHC income taxes for periods prior to the Spin-Off.

     Concurrent with the Spin-Off, the historical net assets and liabilities of the Hotel Business were transferred to PHC by Parent, and the issuance of PHC common stock was completed in connection with the Distribution.

Note 4 - Stockholders' Equity
-----------------------------
    In addition to its common stock, the Company has the following classes of stock authorized but unissued:

  Preferred stock, $100 par value, 150,000 shares authorized
  Special stock, 5,000,000 shares authorized -
    Series A, $1.125 par value

Note 5 - Commitments and Contingencies
--------------------------------------

    Contractual Commitments
    -----------------------
    PHC manages certain hotels for others under agreements that provide for payments/loans to the hotel owners if stipulated levels of financial performance are not maintained. In addition, PHC is liable under certain lease agreements where it has assigned the direct obligation to third party interests, and under certain loan guarantees. PHC believes the likelihood is remote that material payments will be required under these agreements. PHC's estimated maximum exposure under such agreements is currently less than $39 million over the next
30 years.

    FelCor Agreements
    -----------------

    During September 1995, PHI entered into an agreement with FelCor Suite Hotels, Inc. and Felcor Suites Limited Partnership (FelCor), resulting from FelCor's agreement to acquire the Crown Sterling hotel chain (the Crown Sterling Agreement). In connection with the acquisition, FelCor plans to convert up to 16 of these hotels (over 4,000 suites) to the Embassy Suites brand. In return, PHI will make available up to $50 million to FelCor for the conversion through investments in FelCor common stock and/or limited partnership interests that are convertible to FelCor common stock. These investments may be subsequently sold on the open market subject to certain restrictions. PHI will also guarantee a third party loan, not to exceed $25 million. Each converted hotel will operate under a 20-year license agreement, and a ten-year management contract will be awarded to the Company. Pursuant to this agreement, PHI loaned FelCor $7.5 million representing one-half of the deposit required for the acquisition. Availability under the Subscription Agreement (described below) has been reduced by the outstanding loan amount.

    On May 3, 1995, Parent entered into a Subscription Agreement with FelCor whereby Parent agreed to purchase up to $25 million in FelCor limited partnership interests. Parent's commitment, which was assumed by PHI at the Distribution date, is subject to various conditions which include, but are not limited to, the limited partnership's acquisition of additional hotels to be converted to the Embassy Suites hotel brand (Embassy) and PHI being granted the management contract for the subject property. The limited partnership interests are convertible into FelCor common stock at $25.00 per share, subject to some limitations.

    Pursuant to the terms of the Subscription Agreement, an all-suites hotel was purchased by FelCor and converted to an Embassy on July 1, 1995. FelCor subsequently purchased an interest in three other properties that were already in the Embassy system, and management contracts for all four properties were awarded to PHI. In accordance with the agreement, PHI agreed to purchase $12.5 million of limited partnership interests representing consideration for all four hotels.

    Virtually all of the $75 million committed under these agreements (subject to the reduction associated with the loan advanced under the Crown Sterling Agreement) is expected to be funded before the end of the first quarter 1996.

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

    Employment and Severance Agreements
    -----------------------------------
    PHC has entered into individual severance agreements with 13 senior officers of the Company that provide for a compensation payment of 2.99 times the average annual cash compensation (salary and bonus) paid to each such executive for the five preceding calendar years, including such compensation paid during service with Parent, as well as accelerated payment of any compensation or awards payable to such executive under any PHC incentive compensation or stock option plan if the executive is terminated subsequent to a change in control of PHC, as defined. The maximum amount of compensation that would be payable under all agreements if a change in control occurred and if such executives were terminated as of September 30, 1995, would be approximately $13.7 million.

    Self-Insurance Reserves
    -----------------------
    Prior to the Spin-Off, PHC, along with its joint venture and management contract properties, was covered under Parent-sponsored self-insurance and captive insurance programs for various levels of general liability, workers' compensation and employee medical coverage. Concurrent with the Spin-Off, PHC established similar programs and indemnified Parent against any future self-insurance obligations. For five years following the Spin-Off, PHC will guarantee, but Parent will retain, the insurance reserves related to the Company's general liability and workers' compensation claims for all periods prior to the Spin-Off date. PHC claims prior to the Spin-Off will be administered by the Company, but will be funded by Parent. Medical insurance claims and reserves related to PHC that existed at June 30, 1995, were transferred from Parent in connection with the Spin-Off.
All self-insurance reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims.

Note 6 - Employee Benefit Plans
-------------------------------

    Savings and Retirement Plan
    ---------------------------
    In connection with the Spin-Off, PHC established a defined contribution savings and retirement plan (PHC S&RP) to replace Parent's S&RP. Employees participating in the PHC S&RP may elect to make pre-tax and after-tax contributions of up to 16 percent of their eligible earnings, the first six percent of which PHC will match fully. Amounts contributed to the plan are invested, at the participant's option, in a PHC common stock fund, an aggressive stock fund, a diversified stock fund, a long-term bond fund, an income fund and/or a treasury fund. On June 30, 1995, all PHC employee participant accounts were transferred from Parent's S&RP to the PHC S&RP while retaining participants' current investment elections. Previous investments in Parent's common stock fund were converted to PHC common stock on a dollar value basis. Participants become vested in PHC's matching contributions over seven years of credited service, including any previous credited service under Parent's plan.

    Restricted Stock
    ----------------
    The Company established a restricted stock plan (RSP) in connection with the Spin-Off. At the Distribution date, PHC employees with unvested restricted stock in Parent's RSP received a dividend of one share of PHC common stock for each two shares of Parent RSP common stock held as of the Spin-Off date. Concurrent with the Spin-Off, the unamortized Parent RSP shares held by PHC employees were cancelled and replaced by an adjusted number of PHC RSP shares that will vest under the same terms and conditions as the Parent RSP shares they replaced. Under the new PHC RSP, executives and key employees may be awarded shares of PHC's common stock. Shares granted under the PHC RSP are restricted as to transfer, are subject to forfeiture prior to vesting and will generally vest evenly over periods from two to four years. The deferred compensation expense is amortized over the vesting period.

    Stock Option Plan
    -----------------
    Parent maintained a stock option plan (SOP) under which options had been granted to PHC key management personnel to purchase Parent's common stock at a price equal to its market value at the date of grant. Pursuant to the Spin-Off, the Company established a similar plan and outstanding options for Parent's common stock held by PHC employees were cancelled and new options for PHC common stock were issued under PHC's SOP. The number of shares subject to option and the exercise price were calculated so as to preserve the intrinsic value of Parent options cancelled while maintaining the ratio of the exercise price per option to market value per share as of the Spin-Off date. As of September 30, 1995, there were approximately 1.9 million unexercised PHC options outstanding at option prices ranging from $2.41 to $30.71.

    Deferred Compensation Plans
    ---------------------------
    Concurrent with the Spin-Off, PHC established deferred compensation plans similar to Parent's under which certain employees may defer a portion of their compensation. Amounts deposited into these plans are unsecured and earn interest at rates approved by the Human Resources Committee of the Board of Directors. In connection with the administration of the executive deferred compensation plan, company-owned life insurance policies insuring the lives of certain directors, officers and key employees have been purchased. As of September 30, 1995, the total liability under these plans was $7.7 million, and the related cash surrender value of life insurance policies was $11.0 million.

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

Note 7 - Nonconsolidated Affiliates
-----------------------------------
    Combined summarized income statements of nonconsolidated affiliates, which PHC accounted for using the equity method, were as follows:


                                  Third Quarter Ended      Nine Months Ended
                                 Sept 30,     Sept 30,   Sept 30,    Sept 30,
(in thousands)                      1995         1994       1995        1994
                                 -------      -------   --------    --------
Combined Summarized Income
  Statements

  Revenues                       $40,643      $41,753   $121,413    $120,534
                                 =======      =======   ========    ========
  Operating income               $ 9,573      $ 9,381   $ 28,745    $ 26,196
                                 =======      =======   ========    ========
  Net income                     $ 8,017      $ 2,398   $ 13,022    $  6,212
                                 =======      =======   ========    ========

    PHC's share of nonconsolidated affiliates' combined net income is reflected in the accompanying Consolidated Condensed Statements of Income as follows:

                                  Third Quarter Ended      Nine Months Ended
                                 Sept 30,     Sept 30,   Sept 30,    Sept 30,
(in thousands)                      1995         1994       1995        1994
                                 -------      -------    -------     -------
Pre-interest operating income
  (included in revenues-other)   $ 5,182      $ 5,310    $15,648     $14,350
                                 =======      =======    =======     =======
Interest expense (included in
  interest expense)              $(3,208)     $(3,302)   $(9,823)    $(9,454)
                                 =======      =======    =======     =======
Extraordinary gain on
  forgiveness of debt
  (included in extraordinary
  gain, net of income tax)       $ 1,661            -    $ 1,661           -
                                 =======      =======    =======     =======

                                                         Sept 30,     Dec 31,
                                                            1995        1994
                                                        -------     -------
PHC's investments in and
  advances to nonconsolidated
  affiliates
    At equity                                            $39,388     $25,551
    At cost                                               10,028      10,305
                                                         -------     -------
                                                         $49,416     $35,856
                                                         =======     =======

Note 8 - Relationship Between PHC and Parent after the
Distribution
----------------------------------------------------------------

    General
    -------
    For the purpose of governing certain ongoing relationships between PHC and Parent after the Distribution and to provide mechanisms for an orderly transition, Parent and PHC have entered into various agreements and have adopted policies governing their future relationship. PHC believes that the agreements are fair to both parties and contain terms which generally are comparable to those which would have been reached in arm's-length negotiations with unaffiliated parties (although comparisons are difficult with respect to certain agreements that relate to the specific circumstances of this transaction). In some cases the agreements are comparable to those used by other companies in similar transactions.

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

Note 9 - Summarized Financial Information
-----------------------------------------

     Promus Hotels, Inc. (PHI) is a wholly-owned subsidiary of PHC and the primary entity through which the operations of PHC are conducted. PHI is also PHC's principal asset. Summarized financial information for PHI, prepared on the same basis as PHC, is as follows:


                                                         Sept 30,      Dec 31,
(in thousands)                                              1995         1994
                                                        --------     --------
ASSETS
Current assets                                          $ 44,685     $ 25,565
Land, buildings and equipment, net                       349,406      322,140
Other assets                                              94,566       72,860
                                                        --------     --------
                                                         488,657      420,565
                                                        --------     --------

LIABILITIES
Current liabilities                                       62,988       34,461
Long-term debt                                           203,963      189,943
Other liabilities                                         64,210       53,153
                                                        --------     --------
                                                         331,161      277,557
                                                        --------     --------
Net assets                                              $157,496     $143,008
                                                        ========     ========

                                Third Quarter Ended         Nine Months Ended
                               Sept 30,    Sept 30,     Sept 30,     Sept 30,
(in thousands)                     1995        1994         1995         1994
                                -------     -------     --------     --------

Revenues                        $71,971     $65,506     $204,756     $184,600
                                =======     =======     ========     ========
Operating income                $32,092     $31,080     $ 85,255     $ 75,125
                                =======     =======     ========     ========
Net income                      $15,905     $13,592     $ 37,134     $ 29,930
                                =======     =======     ========     ========

Note 10 - Earnings Per Share
----------------------------

     The Company's stock was distributed in connection with the Spin-Off on June 30, 1995. In order to present earnings per share on a comparable basis, the average common shares outstanding below for periods prior to the Spin-Off is assumed to be equal to the actual common and common equivalent shares outstanding on June 30, 1995. Historical net income is used for all periods presented.

                             Third Quarter Ended         Nine Months Ended
(in thousands, except        Sept 30,    Sept 30,      Sept 30,    Sept 30,
  per share amounts)            1995        1994          1995        1994
                             -------     -------       -------     -------

Net income                   $15,761     $13,592       $36,990     $29,930
                             =======     =======       =======     =======
Average common and common
  equivalent shares
  outstanding                 51,570      51,573        51,566      51,573
                             =======     =======       =======     =======

Earnings per share           $  0.31     $  0.26       $  0.72     $  0.58
                             =======     =======       =======     =======

PERFORMANCE STATISTICS
----------------------


                 Third Quarter Ended                Nine Months Ended
                 Sept 30,    Sept 30,  Inc/       Sept 30,    Sept 30,  Inc/
                    1995        1994  (Dec)          1995        1994   Dec)
                --------    --------  -----       -------     -------   ----

COMPARABLE SYSTEM
  HOTELS*

Embassy Suites
  Occupancy        77.3%       78.1%  (0.8)pts      76.4%       76.7%  (0.3)pts
  ADR            $101.74      $96.79   5.1%       $102.28      $96.75   5.7%
  RevPAS         $ 78.62      $75.58   4.0%       $ 78.11      $74.21   5.3%

Hampton Inn
  Occupancy        81.8%       81.9%  (0.1)pts      77.4%       76.7%   0.7 pts
  ADR             $58.44      $54.86   6.5%        $56.65      $53.40   6.1%
  RevPAR          $47.81      $44.95   6.4%        $43.86      $40.95   7.1%

Homewood Suites
  Occupancy        83.3%       84.9%  (1.6)pts      80.3%       80.6%  (0.3)pts
  ADR             $84.88      $78.43   8.2%        $81.63      $75.81   7.7%
  RevPAS          $70.73      $66.58   6.2%        $65.53      $61.09   7.3%


TOTAL SYSTEM HOTELS

Embassy Suites
  Occupancy        77.1%       78.1%  (1.0)pts      76.2%       76.6%  (0.4)pts
  ADR            $101.69      $97.47   4.3%       $101.99      $97.63   4.5%
  RevPAS         $ 78.37      $76.12   3.0%       $ 77.69      $74.82   3.8%

Hampton Inn
  Occupancy        80.4%       81.6%  (1.2)pts      76.3%       76.4%  (0.1)pts
  ADR             $58.84      $54.96   7.1%        $57.01      $53.51   6.5%
  RevPAR          $47.33      $44.84   5.6%        $43.49      $40.86   6.4%

Homewood Suites
  Occupancy        83.0%       84.3%  (1.3)pts      79.5%       79.8%  (0.3)pts
  ADR             $84.55      $77.74   8.8%        $82.13      $76.28   7.7%
  RevPAS          $70.19      $65.50   7.2%        $65.27      $60.88   7.2%


TOTAL SYSTEM REVENUES
  (in thousands)

Embassy Suites  $190,243    $181,088   5.1%    $  555,340  $  529,728   4.8%
Hampton Inn      240,824     196,777  22.4%       626,820     512,028  22.4%
Homewood Suites   18,539      17,408   6.5%        52,111      47,205  10.4%
                --------    --------           ----------  ----------
                $449,606    $395,273  13.7%    $1,234,271  $1,088,961  13.3%
                ========    ========           ==========  ==========

*Includes results for only those hotels open for the entire applicable period for both years.

<PAGE 19>
PERFORMANCE STATISTICS (CONTINUED)
----------------------------------

TOTAL HOTELS AND ROOMS/SUITES

                                Number of Hotels                  Rooms/Suites
                            Sept 30,     Sept 30,           Sept 30,   Sept 30,
                               1995         1994               1995       1994
                            -------      -------            -------    -------
Embassy Suites
  Company owned                   9            9              2,025      2,026
  Joint venture                  23           23              5,901      5,912
  Management contract            27           24              6,280      6,075
  Franchised                     52           50             12,048     11,531
                                ---          ---             ------     ------
                                111          106             26,254     25,544
                                ===          ===             ======     ======
Hampton Inn
  Company owned                  14           15              1,916      2,048
  Joint venture                  19           19              2,376      2,376
  Management contract             4            5                464        585
 *Franchised                    467          382             51,254     43,553
                                ---          ---             ------     ------
                                504          421             56,010     48,562
                                ===          ===             ======     ======
Homewood Suites
  Company owned                   9            8              1,024        932
  Joint venture                   -            -                  -          -
  Management contract             -            -                  -          -
  Franchised                     18           18              1,881      1,949
                                ---          ---             ------     ------
                                 27           26              2,905      2,881
                                ===          ===             ======     ======
Total System
  Company owned                  32           32              4,965      5,006
  Joint venture                  42           42              8,277      8,288
  Management contract            31           29              6,744      6,660
  Franchised                    537          450             65,183     57,033
                                ---          ---             ------     ------
                                642          553             85,169     76,987
                                ===          ===             ======     ======

*1995 includes three Hampton Inn & Suites with 332 rooms.

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


RESULTS OF OPERATIONS
---------------------

     The principal factors affecting PHC results are: continued growth in the number of hotels; occupancies and room rates achieved by the three hotel brands; number and relative mix of owned, managed and franchised hotels; and PHC's ability to manage costs. The number of rooms/suites at franchised and managed properties and revenue per available room/suite (RevPAR/S) significantly affect PHC results since franchise royalty fees and management fees are based upon a percentage of rooms/suites revenues. Increases in franchise and management fee revenues have a disproportionate favorable impact on PHC's operating margin due to lower incremental costs associated with these revenues. Although occupancy decreased slightly compared to 1994, increases in the average daily rate (ADR), which contributed to higher RevPAR/S, and the addition of new (primarily franchised) hotels, resulted in improved financial results over the prior year for both the three and nine months ended September 30, 1995.

     As of September 30, 1995, PHC's combined hotel system had grown to include 642 properties, a net increase of 89 properties
compared to   September 30, 1994.  Embassy Suites', Hampton Inn's
and Homewood Suites' RevPAR/S for comparable hotels improved by 4.0%, 6.4% and 6.2%, respectively, for the third quarter and 5.3%, 7.1%, and 7.3%, respectively, for the nine months ended September 30, 1995. Total system revenues for the third quarter and first nine months of the year increased 13.7% and 13.3% over the comparable periods last year to $450 million and $1.2 billion, respectively. The continued unit growth of the franchise systems, coupled with a continued focus on rate growth and cost management, contributed to the Company's higher revenues and operating income.

                     Third Quarter Ended            Nine Months Ended
                       Sept 30,  Sept 30,  Inc/    Sept 30,  Sept 30,   Inc/
(in millions)             1995      1994  (Dec)       1995      1994   (Dec)
                     ---------   -------  -----    -------   -------   -----
Revenues                 $72.0     $65.5   9.9%     $204.8    $184.6   10.9%
Operating profit
  before general and
  administrative
  expense and
  property transactions   30.5      29.5   3.4%      85.6       75.5   13.4%
Operating income          31.8      31.1   2.3%      85.0       75.1   13.2%
Net income                15.8      13.6  16.2%      37.0       29.9   23.7%
Operating margin          44.2%     47.5% (3.3)pts   41.5%      40.7%   0.8 pts

Net income for the third quarter of 1994 includes approximately
$3.7 million of non-recurring management fees and other operating income, as well as $2.3 million of gains on property transactions. Net income for the third quarter of 1995 includes approximately
$1.0 million of non-recurring operating income, $2.4 million of gains from property transactions, and incremental costs associated with operating as a separate publicly-traded entity estimated at approximately $1.8 million. Excluding the impact of these items from both periods, as well as the extraordinary gain in the third quarter of 1995, a comparison of third quarter results would be as follows:

                                                     As Adjusted
                                             Third Quarter Ended
                                               Sept 30,  Sept 30,   Inc/
(in millions)                                     1995      1994   (Dec)
                                             ---------   -------   -----
Revenues                                         $71.7     $62.5   14.7%
Operating profit before general and
  administrative expense and property
  transactions                                    31.3      25.8   21.3%
Operating income                                  30.3      25.1   20.7%
Net income                                        13.2      10.1   30.7%
Operating margin                                  42.3%     40.1%   2.2 pts

   The increase in revenues for both the three and nine months ended September 30, 1995 was due primarily to the addition of new franchised hotels and improved ADR and RevPAR/S throughout the system. As adjusted for unusual income and incremental stand-alone company expenses, for purposes of comparability, operating profit before general and administrative expense and property transactions for both the third quarter and the first nine months of the year increased primarily as the result of franchise royalties and favorable results of operations at company owned hotels.

                     Third Quarter Ended           Nine Months Ended
                       Sept 30,  Sept 30,  Inc/   Sept 30,  Sept 30,   Inc/
(in millions)             1995      1994  (Dec)      1995      1994   (Dec)
                     ---------   -------  -----   -------   -------   -----
General and
  administrative        $ 1.0     $ 0.8    25.0 %   $ 2.7     $ 2.3    17.4 %
Property transactions    (2.4)     (2.3)    4.3 %    (2.0)     (1.9)    5.3 %
Interest expense          7.6       7.7    (1.3)%    24.3      22.7     7.0 %
Extraordinary gain,
  net of income tax       1.7         -     N/M       1.7         -     N/M
Effective tax rate       42.1%     42.0%    0.1 pts  42.1%     43.0%   (0.9)pts

    General and administrative expense reflects the cost of specific PHC staff functions which support all three hotel brands. Other general corporate support functions (both those allocated to PHC by Parent prior to the Spin-Off, and the actual incurred after that date), along with the incremental costs attributable to operating as a stand-alone entity, are reflected in other operating expenses in the accompanying Consolidated Condensed Statements of Income.

    During the third quarter 1995, the Company sold a Hampton Inn hotel to a franchisee, which resulted in a pre-tax property transaction gain of $2.3 million. The hotel continues to be operated as a franchised Hampton Inn hotel. The property transaction gain recorded in the third quarter 1994 was the result of several property related transactions within the Embassy Suites brand, and the sale of a Hampton Inn hotel.

   Interest expense through June 30, 1995, includes the pro-rata allocation of corporate interest by Parent related to the debt that was expected to be retired in connection with the Distribution using funds drawn on the PHC Facility. (See "Liquidity and Capital Resources" for additional discussion). Beginning with third quarter 1995, interest expense reflects the costs associated with the actual amounts outstanding under the revolving credit agreements. Interest expense (for all periods presented) also includes PHC's share of interest expense of its nonconsolidated affiliates. Interest expense decreased slightly in the third quarter compared with the same period last year, as higher average debt balances and higher interest attributable to deferred compensation balances were offset by the impact of lower interest rates than previously incurred as part of Parent. Interest expense for the first nine months of 1995 increased due primarily to higher average debt balances, higher interest attributable to deferred compensation balances and an increase in PHC's share of interest expense associated with its nonconsolidated affiliates.

    During the third quarter 1995, an Embassy Suites hotel, in which the Company is a 50 percent joint venture partner, realized an extraordinary gain related to the early payoff and forgiveness of a portion of its existing debt. The cash to fund the early debt payoff was made available through additional capital contributions to the joint venture of approximately $9 million from each of its partners. PHC's share of this nonconsolidated affiliate's gain, net of applicable income tax expense, was $1.7 million.

   The effective tax rate for all periods is higher than the federal statutory rate primarily due to state income taxes.

DEVELOPMENT AND CAPITAL SPENDING
--------------------------------
    FelCor Agreements
    -----------------

     During September 1995, PHI entered into an agreement with FelCor Suite Hotels, Inc. and Felcor Suites Limited Partnership (FelCor), in connection with FelCor's agreement to acquire the Crown Sterling hotel chain (the Crown Sterling Agreement). FelCor plans to convert up to 16 of the Crown Sterling hotels (over 4,000 suites) to the Embassy Suites brand, which PHI will manage. In return, PHI will make available up to $50 million to FelCor for the conversion through investments in FelCor common stock and/or limited partnership interests that are convertible into FelCor common stock. These investments may be subsequently sold on the open market subject to certain restrictions. PHI will also guarantee a third party loan to FelCor, not to exceed $25 million. Each converted hotel will operate under a 20-year license agreement and a ten-year management contract. Pursuant to this agreement, PHI loaned FelCor $7.5 million representing one-half of the deposit required for the acquisition. Availability under the Subscription Agreement (described below) has been reduced by the outstanding loan amount.

    On May 3, 1995, Parent entered into a Subscription Agreement with FelCor whereby Parent agreed to purchase up to $25 million in FelCor limited partnership interests. Parent's commitment, which was assumed by PHI at the Distribution date, is subject to various conditions which include, but are not limited to, the limited partnership's acquisition of additional hotels to be converted to the Embassy Suites hotel brand (Embassy) and PHI being granted the management contract for the subject property. The limited partnership interests are convertible into FelCor common stock at $25.00 per share, subject to some limitations.

    Pursuant to the terms of the Subscription Agreement, an all-suites hotel was purchased by FelCor and converted to an Embassy on July 1, 1995. FelCor has subsequently purchased an interest in three other properties that were already in the Embassy system, and management contracts for all four properties were awarded to PHI. In accordance with the agreement, PHC has agreed to purchase $12.5 million of limited partnership interests representing consideration for all four hotels.

    Virtually all of the $75 million committed under these agreements (subject to the reduction associated with the loan advanced under the Crown Sterling Agreement) is expected to be funded before the end of first quarter 1996.

    Hotel Development
    -----------------

    PHC had net additions of 69 franchised properties during the first nine months of 1995, compared to 49 in the comparable 1994 period. The system growth occurred primarily in the Hampton Inn brand. As of September 30, 1995, 86 properties were under construction, 81 of which will operate under franchise agreements as PHC brands: 68 Hampton Inn hotels (including eight Hampton Inn & Suites); ten Homewood Suites hotels; and eight Embassy Suites hotels. These 86 properties will add 9,312 rooms/suites to the PHC hotel system. The Company had 68 properties under construction at the same time last year. PHC had 175 hotels in the design phase at September 30, 1995.

    By the end of the third quarter, PHC had opened three Hampton Inn & Suites hotels. These franchised hotels are the newest PHC hotel product and combine, as a single hotel, Hampton-style rooms with two-room suites and a common lodge in the center. Of the 175 hotels in the design phase at September 30, 1995, 21 were Hampton Inn & Suites. To further encourage system growth, PHC currently plans to spend up to $130 million to expand the Homewood Suites hotel brand by developing as many as 15 additional company owned properties over the next three to five years. PHC, however, plans to continue to follow its general strategy of growing its systems primarily through franchising and management contracts. As in the past, company owned hotels may be sold to franchisees and the proceeds used to fuel additional system growth, develop new concepts or for other corporate purposes.

    Mezzanine Financing Program
    ---------------------------

    To encourage growth (primarily in the Hampton Inn & Suites and Homewood Suites franchise segments of the business), in light of the lack of available financing for new hotel construction, PHC has developed a mezzanine financing program whereby the Company provides conservatively underwritten secondary financing to franchisees. A minimum of 20 percent equity in the project is required by the borrower, and the investment must meet certain defined underwriting criteria. The terms of the mezzanine financing must be consistent with the terms of the first mortgage lender, with whom PHC will enter into an inter-creditor agreement. PHC provided $6.8 million in mezzanine loans during the first nine months of 1995, and anticipates providing an additional $.7 million during the remainder of the year. Outstanding loans bear interest at rates ranging from 10.0% to 11.5%.

    Other
    -----

    Ongoing refurbishment of PHC's existing company owned hotel properties to maintain the quality standards set for those properties will continue in 1995 at an estimated annual cost of $11.5 million. In early 1995, PHC acquired for approximately $22.0 million an office complex in Memphis, Tennessee, which will serve as its future corporate headquarters.

    Cash necessary to finance projects currently under development, as well as additional projects to be developed by PHC, will be made available from operating cash flows, the PHC Facility (see "Liquidity and Capital Resources"), joint venture partners, specific project financing, sales of existing hotel assets and, if necessary, PHC debt and equity offerings. PHC capital expenditures totaled $58.5 million during the nine months ended September 30, 1995. Approximately $59.8 million is expected to be spent during the remainder of 1995 to fund project development, including those projects discussed above, to refurbish existing facilities and for other corporate related projects.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     The accompanying financial statements represent the portion of Parent's historical revenues, expenses, assets, liabilities and cash flows associated with its hotel operations through June 30, 1995, and actual results as a stand-alone company beginning July 1, 1995. The year to date results of operations and cash flows are not necessarily indicative of PHC's future results as a separate corporation. The most significant items that will affect such future results are incremental costs associated with operating as a stand-alone company, a decrease in the Company's average borrowing rate, and the fact that PHC will assume responsibility for payment of state and federal income taxes subsequent to the Distribution (Parent historically paid PHC taxes).

    Cash flows from operating activities for the nine months ended September 30, 1995, were $56.7 million, compared with $39.6 million for the same period last year, representing a 43.2% increase. EBITDA, consisting of income before extraordinary items plus interest, taxes, depreciation, amortization and net earnings of, or distributions from, nonconsolidated affiliates, was $96.1 million for the first nine months of 1995, compared with $84.2 million for the comparable period in 1994, representing a 14.1% increase. EBITDA is a supplemental financial measurement used by management as well as by industry analysts to evaluate operations, but should not be construed as an alternative to operating income (as an indicator of the Company's operating performance) or to cash flows from operating activities (as a measure of liquidity) as determined in accordance with generally accepted accounting principles.

    Parent, through its wholly-owned subsidiary Embassy Suites, Inc., entered into a $350 million bank credit facility to be secured by the stock of certain material subsidiaries of PHC (the PHC Facility). Concurrent with the Distribution, $218 million was drawn on the PHC Facility by Parent to retire existing Parent debt which had been previously allocated to PHC and to pay PHC Facility fees and expenses. Subsequent to the Distribution, the liability associated with the actual outstanding borrowings was assumed by PHI with PHC as guarantor, and Parent was released from liability related to any current or future borrowings under the PHC Facility. The PHC Facility consists of two agreements, the significant terms of which are as follows:

                 Total
               Facility   Maturity Date       Interest Rate      Facility Fees
           ------------   -------------   -----------------      --------------
                                              Base Rate, as       0.20% of the
Five-Year                                 defined, or LIBOR     total facility
  Revolver $300,000,000   June 30, 2000    +35 basis points

                                              Base Rate, as       0.15% of the
Extendible                                defined, or LIBOR     total facility
  Revolver $ 50,000,000   June 6, 1996     +40 basis points

The Extendible Revolver is a 364-day facility with annual renewals and may be converted into a two-year term loan with equal amortizing payments over such two-year period. Facility fees and interest on Base Rate loans are paid quarterly. The agreements contain a tiered scale for facility fees and the applicable LIBOR spread (current rates for both reflected above) that is based on the more favorable of PHC's current credit rating or leverage ratio, as defined. They also contain provisions that restrict certain investments, limit the Company's ability to incur additional indebtedness and pay dividends, and require that certain performance ratios be maintained. As of September 30, 1995, PHC was in compliance with all such covenants.

    PHC's initial credit rating by Standard & Poor's was Investment Grade. The Investment Grade rating allows PHC to receive more favorable interest rate spreads on borrowings and facility fees under the PHC Facility.

    The Five-Year Revolver includes a sublimit for letters of credit of $20 million. At September 30, 1995, approximately $8.6 million in letters of credit were outstanding under this agreement (related primarily to the Company's self-insurance reserves). There was approximately $139 million of availability under the PHC Facility as of September 30, 1995. The remaining borrowing capacity available under the PHC Facility is available for working capital, hotel development and other general corporate purposes.

     A pro-rata portion of Parent's historical outstanding debt balance and unamortized deferred finance charges was allocated to PHC and reflected in the accompanying Consolidated Condensed Balance Sheet as of December 31, 1994. A pro-rata portion of Parent's interest expense was also allocated to PHC through June 30, 1995, and is reflected in the accompanying Consolidated Condensed Statements of Income for all periods presented. In addition to amounts allocated by Parent, all indebtedness, together with related interest expense specifically identified with a PHC entity, is included in the accompanying Consolidated Condensed Financial Statements. The amounts allocated by Parent are based on the percentage of Parent's existing debt that was expected to be retired using proceeds from the PHC Facility. The amount of Parent's corporate interest expense allocated to PHC was $4.2 million for third quarter 1994, and $10.5 million (representing interest allocated through June 30) and $12.7 million for the nine months ended September 30, 1995 and 1994, respectively. Beginning with third quarter 1995, interest expense reflects the costs associated with the actual amounts outstanding under the PHC Facility. The amount of Parent's corporate interest allocated to PHC is in addition to the interest expense included in PHC's financial statements on indebtedness specifically identified with a PHC entity and PHC's proportionate share of interest expense of its nonconsolidated affiliates (see Note 7 to financial statements).

     PHI assumed two of Parent's existing interest rate swap agreements, each with a notional amount of $50 million. The effect of the swap agreements was to convert to a fixed rate a portion of the amount of variable rate debt outstanding under the PHC Facility. The floating rate resets every three months under both agreements. One swap specifies a 6.99% contractual fixed rate (effective rate of 7.54%) and expires on March 20, 2000, while the other has a 7.8625% contractual fixed rate (effective rate of 8.4125%) with a July 28, 1997 expiration.

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

     EX-10.9 Tranche B Credit Agreement, dated as of June 7, 1995, among Embassy Suites, Inc., as Initial Borrower, Promus Hotels, Inc., as the Subsequent Borrower, certain subsidiaries and related parties from time to time party thereto, as Guarantors, the several lenders from time to time party thereto, and NationsBank, N.A. (Carolinas), as Agent. (3)

     EX-10.10 First Amendment to Tranche B Credit Agreement dated as of June 30, 1995, by and among Embassy Suites, Inc., Promus Hotels, Inc., The Promus Companies Incorporated, Promus Hotel Corporation and NationsBank, N.A. (Carolinas). (4)

     EX-10.11 Tranche B Assignment and Assumption Agreement dated as of June 30, 1995, by and among Embassy Suites, Inc., Promus Hotels, Inc., The Promus Companies Incorporated and NationsBank, N.A. (Carolinas). (4)

     EX-10.12 Pledge Agreement dated as of June 30, 1995, by and among Promus Hotel Corporation, Promus Hotels,
                Inc., certain subsidiaries which may now be owners of Credit Parties and NationsBank, N.A.
                (Carolinas). (4)

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

     EX-10.21 Form of Severance Agreement, dated June 30, 1995, entered into with Michael D. Rose and Raymond E.
                Schultz. (4)

     EX-10.22 Employment Agreement, dated as of June 30, 1995, between Michael D. Rose and Promus Hotel
                Corporation. (4)

     EX-10.23 Employment Agreement, dated as of July 1, 1995, between Raymond E. Schultz and Promus Hotel
                Corporation.(5)

     EX-10.24   Promus Hotel Corporation Key Executive Officer
                Annual Incentive Plan. (2)

     EX-10.25   International Swap Dealers Association, Inc.
                Master Agreement, dated as of June 30, 1995, among Promus Hotels, Inc. and NationsBank, N.A.
                (Carolinas). (4)

     EX-10.26 Transfer Agreement, dated as of June 30, 1995, among Embassy Suites, Inc., Promus Hotels, Inc., and NationsBank, N.A. (Carolinas). (4)

     EX-10.27   Subscription Agreement, dated as of October 17,
                1995, by and among Promus Hotels, Inc., FelCor
                Suite Hotels, Inc., and FelCor Suites Limited
                Partnership.(5)

     EX-27      Financial Data Schedule. (5)


(b)  No reports on Form 8-K were filed during the quarter ended
     September 30, 1995.

Footnotes
---------
(1)  Incorporated by reference from Promus Hotel Corporation
     Registration Statement No. 33-59977 on Form S-8 for the
     Promus Hotel Corporation 1995 Stock Option Plan, filed
     June 6, 1995.

(2)  Incorporated by reference from Promus Hotel Corporation Form
     10/A, filed May 3, 1995, File No. 1-11463.

(3)  Incorporated by reference from Promus Hotel Corporation Form
     8-K, filed June 14, 1995, File No. 1-11463.

(4)  Incorporated by reference from Promus Hotel Corporation Form
     10-Q,       filed August 11, 1995, File No. 1-11463.

(5)  Filed herewith.

Signature
                        ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PROMUS HOTEL CORPORATION

November 9, 1995          By: /s/ JEFFERY M. JARVIS
                              ---------------------------
                              Jeffery M. Jarvis
                              Vice President and Controller
                              (Chief Accounting Officer)

Exhibit Index
-------------
Exhibit No.              Description                    Sequential
                                                         Page No.
-------------    -------------------------------        -----------
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

     EX-10.11    Tranche B Assignment and Assumption
                 Agreement dated as of June 30, 1995, by
                 and among Embassy Suites, Inc., Promus
                 Hotels, Inc., The Promus Companies
                 Incorporated and NationsBank, N.A.
                 (Carolinas). (4)

     EX-10.12 Pledge Agreement dated as of June 30, 1995, by and among Promus Hotel Corporation, Promus Hotels, Inc., certain subsidiaries which may now be owners of Credit Parties and NationsBank, N.A. (Carolinas). (4)

     EX-10.13 Escrow Agreement, dated as of June 30, 1995, among Promus Hotel Corporation, Promus
                 Hotels, Inc. and NationsBank. (3)

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


     EX-10.21    Form of Severance Agreement, dated
                 June 30, 1995, entered into with
                 Michael D. Rose and Raymond E. Schultz. (4)

     EX-10.22    Employment Agreement, dated as of
                 June 30, 1995, between Michael D. Rose
                 and Promus Hotel Corporation. (4)

     EX-10.23    Employment Agreement, dated as of
                 July 1, 1995, and Raymond E. Schultz          36
                 and Promus Hotel Corporation. (5)

     EX-10.24    Promus Hotel Corporation Key Executive
                 Officer Annual Incentive Plan. (2)

     EX-10.25    International Swap Dealers Association,
                 Inc. Master Agreement, dated as of
                 June 30, 1995, among Promus Hotels,
                 Inc. and NationsBank, N.A. (Carolinas). (4)

     EX-10.26    Transfer Agreement, dated as of June 30,
                 1995, among Embassy Suites, Inc.,
                 Promus Hotels, Inc., and NationsBank, N.A.
                 (Carolinas). (4)

     EX-10.27    Subscription Agreement, dated as of
                 October 17, 1995, by and among Promus
                 Hotels, Inc., FelCor Suite Hotels, Inc.,
                 and FelCor Suites Limited Partnership.(5)     47

     EX-27       Financial Data Schedule. (5)                  59

Footnotes
---------
(1)  Incorporated by reference from Promus Hotel Corporation
     Registration Statement No. 33-59977 on Form S-8 for the
     Promus Hotel Corporation 1995 Stock Option Plan, filed
     June 6, 1995.

(2)  Incorporated by reference from Promus Hotel Corporation Form
     10/A, filed May 3, 1995, File No. 1-11463.

(3)  Incorporated by reference from Promus Hotel Corporation Form
     8-K, filed on June 14, 1995, File No. 1-11463.

(4)  Incorporated by reference from Promus Hotel Corporation Form
     10-Q, filed August 11, 1995, File No. 1-11463.

(5)  Filed herewith.


<PAGE 36>