Form 10-Q/A
period 1995-09-30
PROMUS HOTEL CORP
filed 1995-12-29
CIK 944647

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
AMENDMENT NO. 1

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

Item 6.    EXHIBTITS AND REPORTS ON FORM 8-K
           (a)  Exhibits.

           This Amendment is being filed to change the references for the Exhibits and Financial Data Schedule on the Company's Form 10-Q Edgar filing from EX-1, EX-2 and EX-3 to EX-10.23, EX-10.27 and EX-27 respectively.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              PROMUS HOTEL CORPORATION

December 28, 1995          By: /s/ JEFFERY M. JARVIS
                              ---------------------------
                              Jeffery M. Jarvis
                              Vice President and Controller
                              (Chief Accounting Officer)