Form 10-K
period 1995-12-31
PROMUS HOTEL CORP
filed 1996-03-12
CIK 944647

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K
                              -------------------

(MARK ONE)

/X/  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

/ /  FOR THE TRANSITION PERIOD FROM             TO             .

                         COMMISSION FILE NUMBER 1-11463

                            PROMUS HOTEL CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                         I.R.S. NO. 62-1596939
       (State of Incorporation)          (I.R.S. Employer Identification No.)

                               755 CROSSOVER LANE
                            MEMPHIS, TENNESSEE 38117
                    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (901) 374-5000

                        850 RIDGE LAKE BLVD., SUITE 400
                            MEMPHIS, TENNESSEE 38120
                         (Former address of Registrant)

                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
TITLE OF EACH CLASS                    -----------------------------------------
-------------------                    NEW YORK STOCK EXCHANGE
Common Capital Stock,                  CHICAGO STOCK EXCHANGE
 Par Value $0.10 per share*            PACIFIC STOCK EXCHANGE
                                       PHILADELPHIA STOCK EXCHANGE


------------
* Common Capital Stock also has special stock purchase rights listed on each of the same exchanges

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No / /.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $26.00 for the Common Stock as reported on the New York Stock Exchange Composite Tape on March 1, 1996, is $1,309,186,736.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 1, 1996.

    Common Capital Stock ..................................... 51,380,405 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995, are incorporated by reference into Parts I and II hereof and portions of the definitive Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Material from the Annual Report to Stockholders for the fiscal year ended December 31, 1995 (the "Annual Report") of Promus Hotel Corporation (referred to herein, together with its subsidiaries where the context requires, as the "Company" or "Promus") is incorporated by reference in Parts I and II hereof where referred to herein. Material from the Company's Proxy Statement, prepared and mailed to stockholders in accordance with Section 14 of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and regulations of the Securities and Exchange Commission (the "Commission") thereunder, for the Annual Meeting of Stockholders of the Company to be held on April 24, 1996 (the "Proxy Statement") is incorporated by reference in Part III hereof where referred to therein.

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

    Promus Hotel Corporation is one of the leading hotel companies in the United States. The Company operates the Embassy Suites, Hampton Inn, Hampton Inn & Suites and Homewood Suites hotel brands.

    Promus was incorporated on March 2, 1995 under Delaware law and conducts its business through its wholly-owned subsidiary, Promus Hotels, Inc. ("PHI"), and PHI's subsidiaries. The principal asset of Promus is the stock of PHI, which holds, directly or indirectly through subsidiaries, substantially all of the assets of the Company's businesses. The principal executive offices of Promus are currently located at 755 Crossover Lane, Memphis, Tennessee 38117, telephone
(901) 374-5000.

    Operating data for the three most recent fiscal years, together with interest expense, interest and other income, and extraordinary items, is set forth on pages 31 and 37 of the Annual Report. Information as to assets is set forth on the inside front cover of the Annual Report and pages 36, 40, 41, and 46 through 48 of the Annual Report. All of the foregoing pages of the Annual Report are incorporated herein by reference.

    For information on operating results and a discussion of those results, see "Financial and Statistical Highlights" on the inside front cover and "Performance Statistics" on pages 28 and 29 of the Annual Report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 30 through 35 and page 37 of the Annual Report, which pages are incorporated herein by reference.

GENERAL

    On June 30, 1995, The Promus Companies Incorporated ("PCI") split into two independent public corporations, one for conducting its casino entertainment business and one for conducting its hotel business. The stockholders of PCI retained their shares of PCI (now known as Harrah's Entertainment, Inc.) and received one share of Promus Hotel Corporation for each two shares of PCI they owned prior to the split.

    The Company operates, owns and licenses hotels bearing the Embassy Suites, Hampton Inn, Hampton Inn & Suites and Homewood Suites names. Each brand is targeted to a specific market segment.

    Embassy Suites hotels, of which there were 114 hotels in operation on December 31, 1995, appeal to the traveler who has a need or desire for greater space and more focused services than are available in traditional upscale hotels. Embassy Suites hotels compose the largest all-suite upscale hotel system in the United States by number of suites and system revenues.

    Hampton Inn hotels are moderately priced hotels designed to attract the business and leisure traveler desiring quality accommodations at affordable prices. Since 1984, when the brand was introduced, the system has grown to 520 hotels in operation as of December 31, 1995.

    Homewood Suites hotels, of which there were 30 in operation on December 31, 1995, represent the Company's entry in the extended stay market and target the traveler who stays five or more consecutive nights, as well as the traditional business and leisure traveler.

    Announced in December, 1993 the Company's newest brand, Hampton Inn & Suites hotels incorporate the best features of the Hampton Inn and Homewood Suites brands, offering both traditional hotel room accommodations and apartment-style suites within one property. There were five Hampton Inn & Suites hotels in operation as of December 31, 1995.

    As of December 31, 1995, the Company's hotel brands included 564 properties licensed by the Company, 73 properties licensed and managed by the Company, and 32 properties owned and operated by the Company. These properties contained 88,117 rooms and suites.

    All of the Company's hotel brands are managed by a single senior management team. The Company pursues a strategy of growing its hotel brands by minimizing its ownership of hotel real estate and concentrating on obtaining new franchise or management contracts. As part of this strategy, the Company seeks to sell owned hotels to realize the value of the underlying assets and to increase its return on investment. Following such sales, the hotels typically are operated either by the Company under management contracts or by the purchasers directly. In both cases such hotels typically receive franchise licenses from the Company.

    Each of the Company's hotel brands uses a business system that includes centralized reservations and marketing systems, as well as local property management and revenue management systems. This sophisticated business system is fully integrated and linked to the Promus hotels network, a communications network which connects all Promus hotels to the Company's central reservation office and more than 300,000 travel agents worldwide. The Embassy Suites, Hampton Inn, Hampton Inn & Suites and Homewood Suites business systems' reservation modules receive reservation requests entered on terminals located at all of their respective hotels and reservation centers, major domestic and international airlines via their global distribution systems, and direct from consumers via computer access to each brand's Internet site. The systems immediately confirm reservations or indicate accommodations available at alternate Promus hotels. Reservations are transmitted automatically to the hotel for which the reservation is made. The Company's data centers that house all of the satellite and reservation, marketing and revenue management computers are located in Memphis, Tennessee. A second central reservation office is scheduled to open in Tampa, Florida by January 1997. See page 36 of the Annual Report, which page is incorporated herein by reference, for "Investment in Franchise System."

    A major element of the Company's business strategy is an unconditional 100% guarantee of service satisfaction. All of the Company's hotel brands offer suites/rooms exclusively for non-smoking guests.

LICENSING AND MANAGEMENT CONTRACT OPERATIONS

  LICENSING

    The Company's revenues from licensing operations for all Embassy Suites, Hampton Inn, Hampton Inn & Suites and Homewood Suites hotels consist of initial license application fees and continuing royalties. Effective April 1, 1996, the initial license application fee for an Embassy Suites hotel is $500 per room, with a minimum of $100,000, and $450 per room, with a minimum of $45,000, for each Hampton Inn, Hampton Inn & Suites and Homewood Suites hotel. The license agreements provide for a four percent royalty based upon gross rooms/suites revenues and also provide for a separate marketing and reservation contribution.

    In screening applicants for license agreements, the Company evaluates the character, operations ability, experience and financial responsibility of each applicant or its principals; the Company's prior business dealings, if any, with the applicant; suitability of the proposed hotel location and other factors. The license agreement establishes requirements for service and quality of accommodations. The Company provides certain training for licensee management and makes regular inspections of licensed hotels.

    License agreements for new hotels generally have a 20-year term. The Company may terminate a license agreement if the licensee fails to cure a breach of the license agreement in a timely manner. In certain instances, a license agreement may be terminated by the licensee, but such termination generally requires a payment to the Company.

  MANAGEMENT CONTRACTS

    The Company's revenues from management contracts consist primarily of management fees which are up to five percent of adjusted gross revenues of the hotel. The contract terms governing management fees vary depending on the size and location of the hotel and other factors relative to the property.

    Under the Company's management contracts, the Company, as the manager, operates or supervises all aspects of the hotel's operations. The hotel owner is generally responsible for all costs, expenses and liabilities incurred in connection with operating the hotel, including the expenses and salaries of all hotel employees. The hotel owner also enters into a license agreement with the Company and pays the royalty and marketing/reservation contribution as provided in the license agreement. In addition, the hotel owner is often required to set aside a certain percentage of hotel revenues for capital replacement. The Company's management contracts typically have a term of ten years and most give the Company specified renewal rights. The management contract may be terminated by either party due to an uncured default by the other party.

    See "Franchise and Management Fees" on page 37 of the Annual Report, which page is incorporated herein by reference, for revenues from licensing and management contract operations.

EMBASSY SUITES HOTELS

    The following table sets forth information regarding all Embassy Suites hotels, including company owned hotels, hotels operated by the Company under management contracts or joint venture arrangements and hotels operated by licensees:

                                                                                       MANAGEMENT
                                                                                       CONTRACTS/
                                                  LICENSED            OWNED          JOINT VENTURES
                                               ---------------   ---------------   ------------------
                                               NUMBER   NUMBER   NUMBER   NUMBER   NUMBER      NUMBER
                                                 OF       OF       OF       OF       OF          OF
                                               HOTELS   SUITES   HOTELS   SUITES   HOTELS      SUITES
                                               ------   ------   ------   ------   ------      ------
Fiscal Year-End 1992.........................      45   10,712       15    3,450       43      11,228
1993 Activity:
  Additions..................................       5      938        -       -         -          (3)
  Conversions, net(a)........................       3      900       (6)  (1,423)       3         523
  Sales/Terminations.........................      (1)    (196)       -        -        -           -
                                                 ----   ------     ----   ------     ----      ------
Fiscal Year-End 1993.........................      52   12,354        9    2,027       46      11,748
1994 Activity:
  Additions..................................       1      177        -        -        2         410
  Conversions, net(a)........................       -      (15)       -       (2)       -          15
  Sales/Terminations.........................      (2)    (760)       -        -       (1)       (239)
                                                 ----   ------     ----   ------     ----      ------
Fiscal Year-End 1994.........................      51   11,756        9    2,025       47      11,934
1995 Activity:
  Additions..................................       6    1,052        -        -        2         191
  Conversions, net(a)........................      (1)     (56)       -        -        1          56
  Sales/Terminations.........................      (1)    (223)       -        -        -           -
                                                 ----   ------     ----   ------     ----      ------
Fiscal Year-End 1995.........................      55   12,529        9(b) 2,025       50(c)   12,181
                                                 ====   ======     ====   ======     ====      ======

------------

(a) Conversions consist of transfers of properties among the licensed, managed and owned categories.

(b) Includes one property in which the Company owns more than a 50% interest. (This property is under a license agreement to a third party and is managed by Promus.)

(c) Includes 48 hotels that are also licensed to third parties. Excludes four Crown Sterling Suites properties with 1,076 suites being managed by Promus, but not yet converted to the Embassy Suites brand as of December 31, 1995.

    On December 31, 1995, 23 Embassy Suites hotels were under construction or conversion, four of which will be licensee operated, 19 of which will be company managed.

    Embassy Suites hotels are located in 34 states, the District of Columbia, Canada and Colombia. One hotel is under construction in each of: Thailand, Chile, Puerto Rico and Mexico. Embassy Suites hotels have an average of 235 suites per hotel. Each guest suite has a separate living room and dining/work area, with a console television, refrigerator and wet bar, as well as a traditional bedroom (with a king size bed or two double beds). Most Embassy Suites hotels are built around a landscaped atrium. All hotels offer a free, cooked-to-order breakfast and, where local law allows, complimentary evening cocktails.

    In May 1995, PCI entered into a Subscription Agreement, assumed by Promus on June 30, 1995, with FelCor Suite Hotels, Inc. and FelCor Suites Limited Partnership ("FelCor") whereby Promus agreed to purchase up to $25 million in FelCor limited partnership interests to help fund the partnership's acquisition of all-suite upscale hotels to be converted to the Embassy Suites brand.

    In September 1995, Promus entered into a second agreement with FelCor in connection with FelCor's Agreement to acquire the Crown Sterling Suites hotel chain. FelCor plans to convert up to 16 of the Crown Sterling Suites hotels to the Embassy Suites brand. In consideration, Promus agreed to make up to $50 million available to FelCor for the conversions through investments in FelCor common stock. Hotels converted to the Embassy Suites brand under either of these agreements will operate under 20-year license agreements and
 10-year management contracts will be awarded to Promus. As of December 31, 1995, closings on four hotels had occurred. All remaining closings are expected to occur in 1996.

    Subject to some restrictions, the limited partnership interests may be converted to shares of FelCor common stock on a one-for-one basis, and the common stock interests may be sold on the open market.

    As of December 31, 1995, Promus had funded approximately $30 million of the total $75 million commitment and had loaned an additional $7.5 million to FelCor, representing one-half of the deposit required for the Crown Sterling Suites acquisition. The total commitment will be reduced by the amount of such loans outstanding.

    In connection with these agreements, Promus will guarantee a third party loan to FelCor, not to exceed $25 million. As of December 31, 1995, that facility was not yet in place, and therefore no amounts had been drawn.

    The following table sets forth information concerning system occupancy, average daily rate per occupied suite and revenue per available suite for all Embassy Suites hotels:

                                                      AVERAGE DAILY
                                         OCCUPANCY       RATE PER         REVENUE PER
FISCAL YEAR                                RATE       OCCUPIED SUITE    AVAILABLE SUITE
--------------------------------------   ---------    --------------    ---------------
1995..................................      74.2%        $ 101.90           $ 75.61
1994..................................      74.9%        $  97.28           $ 72.86
1993..................................      73.0%        $  93.91           $ 68.58

    The Company also licenses time sharing resorts in Orlando, Florida and Kauai, Hawaii under the name "Embassy Vacation Resort" and will consider other such developments as opportunities arise in the future. The Company manages the Orlando, Florida resort.

HAMPTON INN HOTELS

    The following table sets forth information regarding all Hampton Inn and Hampton Inn & Suites hotels, including company owned hotels, hotels operated under management contracts or joint venture arrangements and hotels operated by licensees:

                                                                                         MANAGEMENT
                                                                                         CONTRACTS/
                                                 LICENSED              OWNED           JOINT VENTURES
                                             -----------------    ----------------    ----------------
                                             NUMBER    NUMBER     NUMBER    NUMBER    NUMBER    NUMBER
                                               OF        OF         OF        OF        OF        OF
                                             HOTELS     ROOMS     HOTELS    ROOMS     HOTELS    ROOMS
                                             ------    -------    ------    ------    ------    ------
Fiscal Year-End 1992......................      289     35,242        15     2,048        23     2,910
1993 Activity:
  Additions...............................       46      4,147         -         -         1        51
  Sales/Terminations......................       (2)      (236)        -         -         -         -
                                             ------    -------      ----    ------    ------    ------
Fiscal Year-End 1993......................      333     39,153        15     2,048        24     2,961
1994 Activity:
  Additions...............................       67      6,149         -         -         -         -
  Sales/Terminations......................       (1)      (118)        -        (1)       (1)     (121)
                                             ------    -------      ----    ------    ------    ------
Fiscal Year-End 1994......................      399     45,184        15     2,047        23     2,840
1995 Activity:
  Additions...............................       92(a)   8,760(b)      -         -         -         -
  Conversions, net (c)....................        1        131        (1)     (131)        -         -
  Sales/Terminations......................       (4)      (544)        -         -         -         -
                                             ------    -------      ----    ------    ------    ------
Fiscal Year-End 1995......................      488(d)  53,531        14     1,916        23(e)  2,840
                                             ======     ======      ====    ======    ======    ======

------------

 (a)  Includes five Hampton Inn & Suites hotels.
 (b)  Includes 573 suites/rooms from Hampton Inn & Suites hotels.
 (c)  Conversions consist of transfers of properties among the licensed, managed and owned categories.
 (d)  Includes one property open only on a seasonal basis.
 (e)  These hotels are also licensed to third parties.

    On December 31, 1995, 80 Hampton Inn hotels, including 10 Hampton Inn & Suites hotels, were under construction. Seventy-nine of these hotels will be licensee operated. One Hampton Inn & Suites hotel will be managed by the Company.

    Hampton Inn hotels are currently located in 45 states, as well as Canada, Costa Rica and Mexico. One additional hotel is under construction in Thailand. An average Hampton Inn hotel has 111 rooms. The Hampton Inn hotel's standardized concept provides for a guest room featuring a color television, free in-room movies, free local telephone calls and complimentary continental breakfast. Unlike full-service hotels, Hampton Inn hotels do not feature restaurants, lounges or large public spaces.

    Hampton Inns also uses a modified lodging property in communities supporting hotels of fewer than 90 rooms. The building design for these smaller communities has the same features as a standard Hampton Inn hotel, but with fewer rooms and a smaller lobby. Over 130 of these modified design hotels are open and 42 are currently under construction.

    The following table sets forth information concerning system occupancy, average daily rate per occupied room and revenue per available room for all Hampton Inn hotels (excluding Hampton Inn & Suites):

                             AVERAGE DAILY
               OCCUPANCY       RATE PER         REVENUE PER
FISCAL YEAR      RATE        OCCUPIED ROOM     AVAILABLE ROOM
-----------    ---------     -------------     --------------
1995              73.7%         $ 56.97            $42.01
1994              74.3%         $ 53.46            $39.74
1993              73.0%         $ 50.81            $37.10

    In December 1993, the Company announced the Hampton Inn & Suites hotel concept, which combines standard guest rooms with a significant block of two-room suites in a single property. Development of this product is targeted for commercial and suburban markets, as well as destination and resort markets. Each property contains a centrally located, expanded lobby and complimentary services area and includes an exercise room, convenience shop, meeting/hospitality room and coin-laundry. An expanded complimentary continental breakfast buffet is offered. The first Hampton Inn & Suites hotel opened June 6, 1995. The Hampton Inn & Suites system occupancy was 59.4% and average daily rate per occupied room was $70.13 for a 1995 revenue per available room/suite of $41.65.

HOMEWOOD SUITES HOTELS

    The following table sets forth information regarding all Homewood Suites hotels, including company owned hotels and hotels operated by licensees:

                                                                  LICENSED             OWNED
                                                              ----------------    ----------------
                                                              NUMBER    NUMBER    NUMBER    NUMBER
                                                                OF        OF        OF        OF
                                                              HOTELS    SUITES    HOTELS    SUITES
                                                              ------    ------    ------    ------
Fiscal Year-End 1992.......................................       16     1,754         8       932
1993 Activity:
  Additions................................................        -        40         -         -
                                                                ----    ------      ----    ------
Fiscal Year-End 1993.......................................       16     1,794         8       932
1994 Activity:
  Additions................................................        2       155         -         -
                                                                ----    ------      ----    ------
Fiscal Year-End 1994.......................................       18     1,949         8       932
1995 Activity:
  Additions................................................        4       266         1        92
  Sales/Terminations.......................................       (1)     (144)        -         -
                                                                ----    ------      ----    ------
Fiscal Year-End 1995.......................................       21     2,071         9     1,024
                                                                ====    ======      ====    ======

    On December 31, 1995, eight Homewood Suites hotels were under construction, six of which will be licensee operated, and two of which will be company owned. Promus currently plans to spend approximately $110 million to expand the Homewood Suites hotel brand by developing as many as 14 additional company owned properties over the next three to five years. During 1995, the Company acquired land and incurred construction costs of $16.2 million to develop new Homewood Suites hotels. The Company anticipates spending an additional $70 million in 1996 for identified and approved projects.

    Homewood Suites hotels which have an average of 103 suites are currently located in 18 states. Homewood Suites hotels feature residential-style accommodations, which include a living room area (some with fireplaces), separate bedroom (with a king size bed or two double beds) and a separate bathroom, and a fully-equipped kitchen. The hotel is centered around a central community building, called the Lodge, which affords guests a high level of social interaction. Amenities include a complimentary breakfast and an evening social hour, a convenience store, shopping service, business center, outdoor pool, exercise center and limited meeting facilities.

    The following table sets forth information concerning system occupancy, average daily rate per occupied suite and revenue per available suite for all Homewood Suites hotels:

                              AVERAGE DAILY
                OCCUPANCY        RATE PER          REVENUE PER
FISCAL YEAR       RATE        OCCUPIED SUITE     AVAILABLE SUITE
------------    ---------     --------------     ---------------
1995               76.9%          $82.42             $63.37
1994               78.1%          $76.38             $59.67
1993               75.8%          $72.47             $54.91

                                     OTHER

AUDUBON WOODS BUSINESS CAMPUS

    In January 1995, the Company acquired property in Memphis, Tennessee, known as Audubon Woods Business Campus, in order to establish its corporate headquarters for a purchase price of $21.7 million. This office complex consists of four office buildings containing approximately 360,000 square feet of office space and is located on 31 acres of land. The Company will occupy 50% of the office space while leasing the remaining space, spending approximately
$9.4 million for renovations. Remodeling of the new headquarters has begun and is expected to be completed during 1996.

                                   TRADEMARKS

    The following trademarks used herein are owned by the Company: Promus(R); Embassy Suites(R); Embassy Vacation Resort(R); Hampton Inn(R); Hampton Inn & Suites(R) and Homewood Suites(R). The names "Embassy Suites," "Embassy Vacation Resort," "Hampton Inn," "Hampton Inn & Suites," and "Homewood Suites" are registered as service marks in the United States and in certain foreign countries. The Company considers all of these marks, and the associated name recognition, to be valuable to its business.

                                  COMPETITION

    The Company encounters strong competition as a hotel owner, manager and franchisor with other lodging related companies. As of December 31, 1995, there were more than 150 hotel brands (chains with more than one hotel). Although most of these companies are privately owned firms, several large national chains own and operate their own hotels and also franchise their brands. There is no single competitor which is dominant in the industry.

    Affiliation with a national or regional brand is a major trend in the U.S. lodging industry. In 1995 66% of U.S. hotel rooms were brand-affiliated, compared to 62% in 1989. Most of the branded properties are franchised, under which the operator pays the franchisor a fee for use of its system identification and reservation system.

    The Company believes that its brands are attractive to hotel owners seeking a management company or franchise affiliation because its hotels typically generate higher occupancies and revenue per available room (RevPAR) than direct competitors in most market areas. The Company attributes this performance premium to its success in achieving and maintaining strong customer preference. Repeat guest business is enhanced by the Company's unconditional service guarantee. Customer preference for the Company's brands means the Company does not have to rely on frequent stay programs.

    The lodging industry in general, including the Company's brands, may be adversely affected by national and regional economic conditions. The demand for accommodations at a particular hotel may be adversely affected by many factors including changes in travel patterns, local and regional economic conditions and the degree of competition with other hotels in the area.

                            GOVERNMENTAL REGULATION

HOTEL LICENSING

    A number of states regulate the licensing of hotels and restaurants and the granting of liquor licenses by requiring registration, disclosure statements and compliance with specific standards of conduct. In addition, various federal and state regulations mandate certain disclosures and other practices with respect to the sales of license agreements and the licensor/licensee relationship. The Company's operations have not been materially affected by such legislation and regulations, but the Company cannot predict the effect of future legislation.

                               EMPLOYEE RELATIONS

    Promus, through its subsidiaries, has approximately 8,100 employees, of which 1,250 are based in Memphis, Tennessee. Promus' subsidiaries have collective bargaining agreements covering fewer than 100 employees. The Company considers its relations with employees to be very good.

ITEM 3. LEGAL PROCEEDINGS.

    Actions for negligence or other tort claims occur routinely as ordinary incident to the Company's business. Several lawsuits are pending against the Company which have arisen in the ordinary course of business, but none of these proceedings involves a claim for damages (in excess of applicable excess umbrella insurance coverages) involving more than 10% of current assets of the Company. The Company does not anticipate any amounts which it may be required to pay as a result of an adverse determination of such legal proceedings, individually or in the aggregate, or any other relief granted by reason thereof, will have a material adverse effect on the Company's financial position or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                         POSITIONS AND OFFICES HELD AND PRINCIPAL
        NAME AND AGE                  OCCUPATIONS OR EMPLOYMENT DURING PAST 5 YEARS
-----------------------------  ------------------------------------------------------------

Michael D. Rose (54).........  Chairman of the Board of Promus since April 1995. Chairman of the Board (1989-1995) of PCI. Chief Executive Officer
                                 (1989-1994) and President (1989-1991) of PCI. Mr. Rose
                                 also is Chairman of the Board of Harrah's Entertainment,
                                 Inc. and is a director of Ashland, Inc., Darden
                                 Restaurants, Inc., First Tennessee National Corporation
                                 and General Mills, Inc.

Raymond E. Schultz (62)......  Director, President and Chief Executive Officer of Promus
                                 since April 1995. President and Chief Executive Officer of the Hotel Division of PCI (1993-1995). President and Chief
                                 Executive Officer of Hampton Inn/Homewood Suites Hotel
                                 Division of PCI (1991-1993). President and Chief Executive
                                 Officer of Hampton Inn Hotel Division of PCI (1983-1991).

David C. Sullivan (56).......  Director, Executive Vice President and Chief Operating
                                 Officer of Promus since April 1995. Executive Vice President and Chief Operating Officer of the Hotel Division of PCI
                                 (1993-1995). Senior Vice President of Development and
                                 Operations of Hampton Inn/Homewood Suites Hotel Division
                                 of PCI (1991-1993). Vice President of Development, Hampton
                                 Inn Hotel Division of PCI (1990-1991).

Donald H. Dempsey (51).......  Senior Vice President and Chief Financial Officer of Promus
                                 since April 1995. Senior Vice President of Finance &
                                 Administration of the Hotel Division of PCI (1993-1995).
                                 Vice President, Finance of Hampton Inn/Homewood Suites
                                 Hotel Division of PCI (1991-1993). Vice President, Finance
                                 of Hampton Inn Hotel Division of PCI (1990-1991).

Ralph B. Lake (51)...........  Senior Vice President, General Counsel and Secretary of
                                 Promus since April 1995. Vice President and General Counsel of Gaming Development of PCI (1992-1995). Associate
                                 General Counsel-International of PCI (1991-1992). Vice
                                 President and General Counsel of Homewood Suites Hotel
                                 Division of PCI (1988-1991).

Thomas L. Keltner (49).......  Senior Vice President, Development of Promus since April
                                 1995. Senior Vice President, Development of the Hotel
                                 Division of PCI (1993-1995). President, Golf Training
                                 Systems, Inc., (1991-1993). Senior Vice President and
                                 Chief Operating Officer, Franchise Division of Holiday Inn
                                 Worldwide (1990). President and Managing Director, Holiday
                                 Inns International (1988-1990).

Mark C. Wells (46)...........  Senior Vice President, Marketing of Promus since April 1995.
                                 Senior Vice President, Marketing of the Hotel Division of
                                 PCI (1993-1995). Senior Vice President, Marketing of
                                 Hampton Inn/Homewood Suites Hotel Division of PCI (July
                                 1993-October 1993). Senior Vice President, Marketing of
                                 Embassy Suites Hotel Division of PCI (1991-1993). Vice
                                 President, Marketing of Hampton Inn Hotel Division of PCI
                                 (1986-1991).

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the New York Stock
Exchange and traded under the ticker symbol "PRH". The stock is also listed on the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange.

     The following table sets forth the high and low price per share of the Company's Common Stock for 1995:

     1995                           High                        Low
     ----                           ----                        ---
         First Quarter. . . . . .   N/A                         N/A
         Second Quarter . . . . .   $26.375*                    $21.00*
         Third Quarter. . . . . .   $25.00                      $20.375
         Fourth Quarter . . . . .   $24.125                     $20.75

     *Trading on a "when issued" basis

The approximate number of holders of record of the Company's Common Stock as of March 1, 1996 is as follows:



                                                    Approximate Number
          Title of Class                            of Holders or Record
          --------------                            ---------------------

     Common Stock, Par Value $.10 per share                12,975

    The Company does not presently intend to declare cash dividends. The terms of the Company's existing bank credit facility limit the Company's ability to pay cash dividends on Common Stock. See "Management's Discussion and Analysis--Liquidity and Capital Resources" on pages 33 and 34 of the Annual Report and Note 4 to the financial statements on pages 41 through 43 of the Annual Report. When permitted under the terms of the existing credit facility, the declaration and payment of dividends is at the discretion of the Board of Directors of the Company. The Board of Directors of the Company intends to reevaluate its dividend policy in the future in light of the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. All of the foregoing pages of the Annual Report are incorporated herein by reference.


ITEM 6. SELECTED FINANCIAL DATA.

    See the information for the years 1991 through 1995 set forth under "Selected Financial Data" in the Annual Report on page 50, which page is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    See the information set forth in the Annual Report on pages 30 through 35, which pages are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the information set forth in the Annual Report on pages 36 through 50, which pages are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

    See the information regarding the names, ages, positions and prior business experience of the directors of the Company set forth on pages 4 through 6 of the Proxy Statement, which pages are incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

    See "Executive Officers of the Registrant" on page 9 in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

    See the information set forth in the Proxy Statement on page 7 thereof entitled "Compensation of Directors" and the information on pages 14 through 18 thereof. The information on page 7 of the Proxy Statement entitled "Compensation of Directors" and the information on pages 14 through 18 of the Proxy Statement entitled "Summary Compensation Table," "Options Granted in the Last Fiscal Year," "Aggregated Option Exercises in 1995 and December 31, 1995, Option Values," and "Certain Employment Arrangements" are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    See the information set forth in the Proxy Statement on pages 2 and 3 thereof entitled "Ownership of the Capital Stock of the Company" which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    See the information set forth in the Proxy Statement entitled "Certain Transactions" on pages 18 and 19 thereof, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements (including related notes to consolidated financial statements) filed as part of this report are listed below:

         Report of Independent Public Accountants.

         Consolidated Balance Sheets as of December 31, 1995 and December 31,
            1994.

         Consolidated Statements of Income for the Years Ended December 31,
            1995, December 31, 1994 and December 31, 1993.

         Consolidated Statements of Stockholders' Equity for the Years Ended
            December 31, 1995, December 31, 1994, and December 31, 1993.

         Consolidated Statements of Cash Flows for the Years Ended December 31,
            1995, December 31, 1994, and December 31, 1993.

(a) 2.   Financial Statement Schedules for the years ended December 31, 1995,
            December 31, 1994, and December 31, 1993, are as follows:

         NO.
         ----
            I    Condensed financial information of registrant.
           II    Valuation and qualifying accounts.
                 Schedules III, IV, and V are not applicable and have therefore been omitted.

(a) 3. Exhibits (footnotes appear on page 14):

   NO.
---------
     3(1)  Amended and Restated Certificate of Incorporation of Promus Hotel
             Corporation dated June 30, 1995. (14)
    *3(2)  Bylaws of Promus Hotel Corporation, as amended and restated dated
           May 26, 1995.
     4(1)  Form of Rights Agreement, dated as of June 30, 1995, between Promus
           Hotel Corporation and Continental Stock Transfer & Trust Company.
           (12)

   NO.
---------
   *10(1)  Form of Indemnification Agreement entered into by Promus Hotel Corporation and each of its directors and executive officers.
   +10(2)  Promus Hotel Corporation 1995 Stock Option Plan. (5)
   +10(3)  Promus Hotel Corporation 1995 Restricted Stock Plan. (6)
   +10(4)  Promus Hotel Corporation Savings and Retirement Plan. (13)
  *+10(5)  Form of Amendment to Promus Hotel Corporation Savings and Retirement
             Plan effective as of June 30, 1995.
  *+10(6)  Form of Amendment to the Promus Hotel Corporation Savings and
             Retirement Plan dated November 15, 1995.
   +10(7)  Promus Hotel Corporation Non-Management Directors Stock Incentive Plan.
             (8)
   +10(8)  Promus Hotel Corporation Key Executive Officer Annual Incentive Plan. (7)
   +10(9)  Promus Hotel Corporation Executive Deferred Compensation Plan. (9)
  +10(10)  Promus Hotel Corporation Deferred Compensation Plan. (9)
  +10(11)  Promus Hotel Corporation Savings and Retirement Plan Trust Agreement,
             dated as of May 26, 1995, among Promus Hotel Corporation and Robert S.
             Davis, Donald H. Dempsey, Patricia R. Ferguson, Jeffery M. Jarvis, Kelly
             R. Jenkins, Frederick G. Schultz and Mark C. Wells, as trustees. (9)
  +10(12)  Form of Severance Agreement, dated as of June 30, 1995, entered into with
             Donald H. Dempsey, Thomas L. Keltner, Ralph B. Lake, David C. Sullivan,
             Mark C. Wells, Vincent C. Ciaramitaro, Patricia R. Ferguson and James T.
             Harvey. (10)
  +10(13)  Form of Severance Agreement, dated June 30, 1995, entered into with
             Michael D. Rose and Raymond E. Schultz. (10)
  +10(14)  Employment Agreement, dated as of June 30, 1995, between Michael D. Rose and Promus Hotel Corporation. (10)
  +10(15)  Employment Agreement, dated as of July 1, 1995, between Raymond E. Schultz and Promus Hotel Corporation. (11)
 *+10(16)  Form of Letter of Amendment, dated February 22, 1996, to the Employment
             Agreement between Raymond E. Schultz and Promus Hotel Corporation.
  +10(17)  Financial Counseling Plan of The Promus Companies Incorporated, as amended
             February 25, 1993, as adopted by Promus Hotel Corporation on April 5,
             1995. (2)
  +10(18)  Summary Plan Description of Executive Term Life Insurance Plan adopted by
             Promus Hotel Corporation on April 5, 1995. (4)
  +10(19)  Administrative Regulations, Long Term Compensation Plan (Restricted Stock
             Plan and Stock Option Plan), dated as of January 1, 1992, adopted by
             Promus Hotel Corporation on April 5, 1995. (3)
   10(20)  Plan of Reorganization and Distribution Agreement, dated as of June 30,
             1995, between The Promus Companies Incorporated and Promus Hotel
             Corporation. (10)
   10(21)  Tranche A Credit Agreement, dated as of June 7, 1995, among Embassy
             Suites, Inc., as Initial Borrower, Promus Hotels, Inc., as the
             Subsequent Borrower, certain subsidiaries and related parties from time to time party thereto, as Guarantors, the several lenders from time to time party thereto, and NationsBank, N.A. (Carolinas), as Agent. (9)
   10(22)  First Amendment to Tranche A Credit Agreement, dated as of June 30, 1995, by and among Embassy Suites, Inc., Promus Hotels, Inc., The Promus
             Companies Incorporated, Promus Hotel Corporation and NationsBank, N.A.
             (Carolinas). (10)
   10(23)  Tranche A Assignment and Assumption Agreement, dated as of June 30, 1995, among Embassy Suites, Inc., Promus Hotels, Inc., The Promus Companies
             Incorporated and NationsBank, N.A. (Carolinas). (10)

   NO.
---------
   10(24)  Tranche B Credit Agreement, dated as of June 7, 1995, among Embassy
             Suites, Inc., as Initial Borrower, Promus Hotels, Inc., as the
             Subsequent Borrower, certain subsidiaries and related parties from time to time party thereto, as Guarantors, the several lenders from time to time party thereto, and NationsBank, N.A. (Carolinas), as Agent. (9)
   10(25)  First Amendment to Tranche B Credit Agreement, dated as of June 30, 1995, by and among Embassy Suites, Inc., Promus Hotels, Inc., The Promus
             Companies Incorporated, Promus Hotel Corporation and NationsBank, N.A.
             (Carolinas). (10)
   10(26)  Tranche B Assignment and Assumption Agreement, dated as of June 30, 1995, by and among Embassy Suites, Inc., Promus Hotels, Inc., The Promus
             Companies Incorporated and Nations Bank, N.A. (Carolinas). (10)
   10(27)  Pledge Agreement, dated as of June 30, 1995, by and among Promus Hotel
             Corporation, Promus Hotels, Inc., certain subsidiaries which may now be owners of Credit Parties and NationsBank, N.A. (Carolinas). (10)
   10(28)  Escrow Agreement, dated as of June 30, 1995, among Promus Hotel
             Corporation, Promus Hotels, Inc. and NationsBank. (9)
   10(29)  Employee Benefits and Other Employment Matters Allocation Agreement, dated as of June 30, 1995, between The Promus Companies Incorporated and
             Promus Hotel Corporation. (10)
   10(30)  Risk Management Allocation Agreement, dated as of June 30, 1995, between
             The Promus Companies Incorporated and Promus Hotel Corporation. (10)
   10(31)  Tax Sharing Agreement, dated as of June 30, 1995, between The Promus
             Companies Incorporated and Promus Hotel Corporation. (10)
   10(32)  International Swap Dealers Association, Inc. Master Agreement, dated as of
             June 30, 1995, among Promus Hotels, Inc. and NationsBank, N.A.
             (Carolinas). (10)
   10(33)  Transfer Agreement, dated as of June 30, 1995, among Embassy Suites, Inc.,
             Promus Hotels, Inc., and NationsBank, N.A. (Carolinas). (10)
   10(34)  Subscription Agreement, dated as of October 17, 1995, by and among Promus
             Hotels, Inc. and FelCor Suites Hotels, Inc. and FelCor Suites Limited
             Partnership. (11)
   10(35)  Management Agreement, dated as of December 17, 1986, between Hampton Inns,
             Inc. and Hampton/GHI Associates No. 1. (1)
   10(36)  Form of Management Agreement between Embassy Suites, Inc. and affiliates of General Electric Pension Trust. (1)
  *10(37)  Form of Assignment and Assumption of Manager's Interest in Management
             Agreement (General Electric Pension Trust), dated June 30, 1995, between
             Embassy Suites, Inc. and Promus Hotels, Inc.
  *10(38)  Form of Aircraft Agreement, dated August 4, 1995, between Promus Hotels,
             Inc., and Harrah's Operating Company, Inc.
  *10(39)  Form of Interest Swap Confirmations, between NationsBank, N.A. and Promus
             Hotels, Inc., dated December 11, 1995.
  *10(40)  Form of Interest Swap Confirmation between NationsBank, N.A. and Promus
             Hotels, Inc., dated January 24, 1995, as amended on December 6, 1995.
   *11(1)  Computation of per share earnings.
   *12(1)  Computations of ratios.
   *13(1)  Portions of Annual Report to Stockholders for the fiscal year ended
             December 31, 1995.
   *21(1)  List of subsidiaries of Promus Hotel Corporation.
   *23(1)  Consent of Arthur Andersen LLP.
   *27(1)  Financial Data Schedule.

------------

* Included herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(a)(3) of Form 10-K

                                                   (Footnotes on following page)

(Footnotes for preceding page)


Footnotes

 (1) Incorporated by reference from Holiday Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 1987, filed March 27, 1987, File No. 1-8900.

 (2) Incorporated by reference from PCI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, filed May 13, 1993, File No. 1-10410.

 (3) Incorporated by reference from PCI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, filed May 13, 1992, File No. 1-10410.

 (4) Incorporated by reference from PCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed March 17, 1993, File No. 1-10410.

 (5) Incorporated by reference from PCI's Proxy Statement, Annex III-A, dated April 25, 1995, File No. 1-11463.

 (6) Incorporated by reference from PCI's Proxy Statement, Annex III-B, dated April 25, 1995, File No. 1-11463.

 (7) Incorporated by reference from PCI's Proxy Statement, Annex VII, dated April 25, 1995, File No. 1-11463.

 (8) Incorporated by reference from PCI's Proxy Statement, Annex VIII, dated April 25, 1995, File No. 1-11463.

 (9) Incorporated by reference from the Company's Current Report on Form 8-K, filed June 14, 1995, File No. 1-11463.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1995, filed August 11, 1995, File No. 1-11463.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 1995, filed November 13, 1995, File No. 1-11463.

(12) Incorporated by reference from the Company's Form 8-A, filed June 6, 1995, File No. 1-11463.

(13) Incorporated by reference from the Company's Registration Statement No. 33-59997 on Form S-8 for the Promus Hotel Corporation Savings & Retirement Plan, filed June 6, 1995.

(14) Incorporated by reference from PCI's Proxy Statement, Annex II-A, dated April 25, 1995, File No. 1-11463.

 (b) No Reports on Form 8-K were filed during the fourth quarter of 1995 and thereafter through March 1, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROMUS HOTEL CORPORATION

DATED: MARCH 12, 1996                     By:         /s/ MICHAEL D. ROSE
                                              ..................................

                                                 (Michael D. Rose, Chairman)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

               SIGNATURE                               TITLE                     DATE
----------------------------------------  -------------------------------   ---------------
       /s/ U. BERTRAM ELLIS, JR.          Director                           March 12, 1996
 ........................................
        (U. Bertram Ellis, Jr.)

          /s/ DEBRA J. FIELDS             Director                           March 12, 1996
 ........................................
           (Debra J. Fields)

        /s/ CHRISTOPHER W. HART           Director                           March 12, 1996
 ........................................
         (Christopher W. Hart)

           /s/ C. WARREN NEEL             Director                           March 12, 1996
 ........................................
            (C. Warren Neel)

          /s/ BEN C. PETERNELL            Director                           March 12, 1996
 ........................................
           (Ben C. Peternell)

          /s/ MICHAEL D. ROSE             Director and Chairman              March 12, 1996
 ........................................
           (Michael D. Rose)

          /s/ MICHAEL I. ROTH             Director                           March 12, 1996
 ........................................
           (Michael I. Roth)

         /s/ RAYMOND E. SCHULTZ           Director, President and            March 12, 1996
 ........................................    Chief Executive Officer
          (Raymond E. Schultz)

             /s/ JAY STEIN                Director                           March 12, 1996
 ........................................
              (Jay Stein)

         /s/ DAVID C. SULLIVAN            Director                           March 12, 1996
 ........................................
          (David C. Sullivan)

            /s/ RONALD TERRY              Director                           March 12, 1996
 ........................................
             (Ronald Terry)

         /s/ DONALD H. DEMPSEY            Chief Financial Officer            March 12, 1996
 ........................................
          (Donald H. Dempsey)

         /s/ JEFFERY M. JARVIS            Controller and Chief               March 12, 1996
 ........................................    Accounting Officer
          (Jeffery M. Jarvis)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Promus Hotel Corporation:

    We have audited in accordance with generally accepted auditing standards the financial statements included in the Promus Hotel Corporation annual report to stockholders, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)2 on page 11 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        /s/ Arthur Andersen LLP
                                        -----------------------
                                        ARTHUR ANDERSEN LLP


Memphis, Tennessee
March 8, 1996.

                                                                      SCHEDULE I

                            PROMUS HOTEL CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEET
                            AS OF DECEMBER 31, 1995
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

ASSETS
Cash and cash equivalents...........................................   $      -
Deferred income taxes...............................................        180
Investments in and advances to subsidiaries (eliminated in
  consolidation)....................................................    166,412
Organizational costs................................................        775
                                                                       --------
                                                                       $167,367
                                                                       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Commitments and contingencies (Note 4)
Stockholders' equity
  Common stock, $0.10 par value, 360,000,000 shares authorized,
    51,371,152 shares outstanding, net of 2,626 shares held
    in treasury.....................................................   $  5,137
  Capital surplus...................................................    136,057
  Retained earnings.................................................     25,349
  Unrealized gain on marketable equity securities of affiliates,
    net of related deferred tax liability of $1,165.................      1,822
  Deferred compensation related to restricted stock.................       (998)
                                                                       --------
                                                                        167,367
                                                                       --------
                                                                       $167,367
                                                                       ========

       The accompanying notes are an integral part of this balance sheet.

                            PROMUS HOTEL CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENT OF INCOME
             FOR THE PERIOD FROM JUNE 30, 1995 (DATE OF REGISTRATION)
                           THROUGH DECEMBER 31, 1995
                                 (IN THOUSANDS)

Revenues.............................................................   $     -
Costs and expenses...................................................       547
                                                                        -------
Loss before income taxes and equity in subsidiaries' earnings........      (547)
Income tax benefit...................................................       231
                                                                        -------
Loss before equity in subsidiaries' earnings.........................      (316)
Equity in subsidiaries' earnings before extraordinary items..........    22,846
                                                                        -------
Income before extraordinary items....................................    22,530
Extraordinary items, net of income tax expense of $1,635.............     2,819
                                                                        -------
Net income...........................................................   $25,349
                                                                        =======

   The accompanying notes are an integral part of this financial statement.

                            PROMUS HOTEL CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENT OF CASH FLOWS
             FOR THE PERIOD FROM JUNE 30, 1995 (DATE OF REGISTRATION)
                           THROUGH DECEMBER 31, 1995
                                 (IN THOUSANDS)



Cash flows from operating activities
  Net income........................................................   $ 25,349
  Adjustments to reconcile net income to cash flows from
    operating activities
      Extraordinary items...........................................     (2,819)
      Amortization..................................................        547
      Equity in earnings of subsidiary..............................    (22,846)
      Other.........................................................       (231)
                                                                       --------
        Cash flows provided by operating activities.................          -
                                                                       --------
Net change in cash and cash equivalents.............................          -
Cash and cash equivalents, beginning of period......................          -
                                                                       --------
Cash and cash equivalents, end of period............................   $      -
                                                                       ========


   The accompanying notes are an integral part of this financial statement.

                            PROMUS HOTEL CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

NOTE 1--BASIS OF ORGANIZATION

    Promus Hotel Corporation, a Delaware corporation, is a holding company, the principal assets of which are capital stock in a subsidiary, Promus Hotels, Inc., (PHI). These condensed financial statements should be read in conjunction with the consolidated financial statements of Promus and subsidiaries.

    On June 30, 1995, The Promus Companies Incorporated (Parent) completed the transfer of the operations, assets and liabilities of its hotel business (the Hotel Business) composed of three hotel brands targeted at specific market segments: Embassy Suites, Hampton Inn and Homewood Suites, to a new publicly traded entity, Promus Hotel Corporation (Promus or the Company). As approved by Parent's Board of Directors and stockholders on May 26, 1995, this entity was spun-off (the Spin-Off) from the Parent and its stock was distributed to Parent's stockholders on a one-for-two basis effective June 30, 1995 (the Distribution). Concurrent with the Distribution, Parent changed its name to Harrah's Entertainment, Inc.

NOTE 2--ORGANIZATIONAL COSTS

    Organizational costs are being amortized on a straight-line basis over a five year period.

NOTE 3--LONG-TERM DEBT

    Promus has no long-term debt obligations, but has guaranteed certain long-term obligations of PHI.

NOTE 4--COMMITMENTS AND CONTINGENCIES

    The Company is a party to various inquiries, administrative proceedings and litigation relating to contracts, sales of property and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of these matters will not have a materially adverse effect upon Promus' consolidated financial position or its results of operations.

NOTE 5--STOCKHOLDERS' EQUITY

    In addition to its common stock, the Company has the following classes of stock authorized but unissued:

    Preferred stock, $100 par value, 150,000 shares authorized
    Special stock--Series A, $1.125 par value, 5,000,000 shares authorized

    One special right is attached to each outstanding share of common stock. These rights entitle the holders to purchase, under certain conditions, units consisting of fractional shares of Special stock-Series A at a purchase price of $120 per unit, subject to adjustment. The rights also, under certain conditions, entitle certain holders to purchase $240 worth of common stock for $120. These rights expire

                            PROMUS HOTEL CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                   NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

NOTE 5--STOCKHOLDERS' EQUITY--(CONTINUED) on May 1, 2005, unless Promus decides to redeem them earlier at $0.01 per right or upon the occurrence of certain other events.

NOTE 6--INCOME TAXES

    Promus files a consolidated tax return with its subsidiaries.

NOTE 7--EXTRAORDINARY ITEMS

    Promus' equity in PHI's net extraordinary items relates to the early payoff and forgiveness of a portion of existing debt attributable to two of PHI's equity investments.

NOTE 8--SUPPLEMENTAL CASH FLOW INFORMATION

    Concurrent with the Spin-Off, the historical assets of the Hotel Business were transferred to Promus by Parent, and the issuance of Promus common stock was completed in connection with the Distribution. This noncash transaction has been excluded from the statement of cash flows.

                                                                               SCHEDULE II

                                                PROMUS HOTEL CORPORATION
                                     CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                                     (IN THOUSANDS)

                COLUMN A                   COLUMN B            COLUMN C             COLUMN D       COLUMN E
-----------------------------------------  ----------   -----------------------    ----------     ---------
                                                              ADDITIONS
                                                        -----------------------                    BALANCE
                                           BALANCE AT   CHARGED TO   CHARGED TO                     AT END
                                           BEGINNING    COSTS AND      OTHER                          OF
               DESCRIPTION                 OF PERIOD     EXPENSES     ACCOUNTS      DEDUCTIONS      PERIOD
-----------------------------------------  ----------   ----------   ----------     ----------     --------
Fiscal Year Ended December 31, 1995
  Allowance for doubtful accounts
    Current..............................    $  855       $    -       $  349(b)      $   32(a)     $1,172
                                             ======       ======       ======         ======        ======
  Self-insurance reserves................    $    -       $6,206       $8,674(b)(c)   $5,946        $8,934
                                             ======       ======       ======         ======        ======
Fiscal Year Ended December 31, 1994
  Allowance for doubtful accounts
    Current..............................    $1,089       $   28       $    -         $  262(a)     $  855
                                             ======       ======       ======         ======        ======
    Long-term............................    $  644       $    -       $    -         $  644        $    -
                                             ======       ======       ======         ======        ======
Fiscal Year Ended December 31, 1993
  Allowance for doubtful accounts
    Current..............................    $1,362       $1,246       $    -         $1,519(a)     $1,089
                                             ======       ======       ======         ======        ======
    Long-term............................    $  644       $    -       $    -         $    -        $  644
                                             ======       ======       ======         ======        ======
  Allowance for losses on property
    dispositions.........................    $2,681       $    -       $    -         $2,681(a)     $    -
                                             ======       ======       ======         ======        ======

------------

 (a)  Includes uncollectible accounts written off, net of amounts recovered, and balances transferred to other accounts.
 (b)  Includes balances received from Parent in connection with the Spin-Off that had not been previously allocated.
 (c)  Includes employee contributions to insurance programs.

                                  EXHIBIT INDEX


Exhibit No.                         Description                                        Page
-----------                         -----------                                        ----
     3(1)  Amended and Restated Certificate of Incorporation of Promus Hotel
             Corporation dated June 30, 1995. (14)
    *3(2)  Bylaws of Promus Hotel Corporation, as amended and restated dated May 26,
             1995.                                                                       26
     4(1)  Form of Rights Agreement, dated as of June 30, 1995, between Promus Hotel
             Corporation and Continental Stock Transfer & Trust Company. (12)
   *10(1)  Form of Indemnification Agreement entered into by Promus Hotel Corporation
             and each of its directors and executive officers.                           35
   +10(2)  Promus Hotel Corporation 1995 Stock Option Plan. (5)
   +10(3)  Promus Hotel Corporation 1995 Restricted Stock Plan. (6)
   +10(4)  Promus Hotel Corporation Savings and Retirement Plan. (13)
  *+10(5)  Amendment to Promus Hotel Corporation Savings and Retirement Plan
             effective as of June 30, 1995.                                              42
  *+10(6)  Amendment to the Promus Hotel Corporation Savings and Retirement Plan
             dated November 15, 1995.                                                    46
   +10(7)  Promus Hotel Corporation Non-Management Directors Stock Incentive Plan.
             (8)
   +10(8)  Promus Hotel Corporation Key Executive Officer Annual Incentive Plan. (7)
   +10(9)  Promus Hotel Corporation Executive Deferred Compensation Plan. (9)
  +10(10)  Promus Hotel Corporation Deferred Compensation Plan. (9)
  +10(11)  Promus Hotel Corporation Savings and Retirement Plan Trust Agreement,
             dated as of May 26, 1995, among Promus Hotel Corporation and Robert S.
             Davis, Donald H. Dempsey, Patricia R. Ferguson, Jeffery M. Jarvis, Kelly
             R. Jenkins, Frederick G. Schultz and Mark C. Wells, as trustees. (9)
  +10(12)  Form of Severance Agreement, dated as of June 30, 1995, entered into with
             Donald H. Dempsey, Thomas L. Keltner, Ralph B. Lake, David C. Sullivan,
             Mark C. Wells, Vincent C. Ciaramitaro, Patricia R. Ferguson and James T.
             Harvey. (10)
  +10(13)  Form of Severance Agreement, dated June 30, 1995, entered into with
             Michael D. Rose and Raymond E. Schultz. (10)
  +10(14)  Employment Agreement, dated as of June 30, 1995, between Michael D. Rose and Promus Hotel Corporation. (10)
  +10(15)  Employment Agreement, dated as of July 1, 1995, between Raymond E. Schultz and Promus Hotel Corporation. (11)
 *+10(16)  Form of Letter of Amendment, dated February 22, 1996, to the Employment
             Agreement between Raymond E. Schultz and Promus Hotel Corporation.          47
  +10(17)  Financial Counseling Plan of The Promus Companies Incorporated, as amended
             February 25, 1993, as adopted by Promus Hotel Corporation on April 5,
             1995. (2)
  +10(18)  Summary Plan Description of Executive Term Life Insurance Plan adopted by
             Promus Hotel Corporation on April 5, 1995. (4)
  +10(19)  Administrative Regulations, Long Term Compensation Plan (Restricted Stock
             Plan and Stock Option Plan), dated as of January 1, 1992, adopted by
             Promus Hotel Corporation on April 5, 1995. (3)
   10(20)  Plan of Reorganization and Distribution Agreement, dated as of June 30,
             1995, between The Promus Companies Incorporated and Promus Hotel
             Corporation. (10)
   10(21)  Tranche A Credit Agreement, dated as of June 7, 1995, among Embassy
             Suites, Inc., as Initial Borrower, Promus Hotels, Inc., as the
             Subsequent Borrower, certain subsidiaries and related parties from time to time party thereto, as Guarantors, the several lenders from time to time party thereto, and NationsBank, N.A. (Carolinas), as Agent. (9)
   10(22)  First Amendment to Tranche A Credit Agreement, dated as of June 30, 1995, by and among Embassy Suites, Inc., Promus Hotels, Inc., The Promus
             Companies Incorporated, Promus Hotel Corporation and NationsBank, N.A.
             (Carolinas). (10)
   10(23)  Tranche A Assignment and Assumption Agreement, dated as of June 30, 1995, among Embassy Suites, Inc., Promus Hotels, Inc., The Promus Companies
             Incorporated and NationsBank, N.A. (Carolinas). (10)
   10(24)  Tranche B Credit Agreement, dated as of June 7, 1995, among Embassy
             Suites, Inc., as Initial Borrower, Promus Hotels, Inc., as the
             Subsequent Borrower, certain subsidiaries and related parties from time to time party thereto, as Guarantors, the several lenders from time to time party thereto, and NationsBank, N.A. (Carolinas), as Agent. (9)
   10(25)  First Amendment to Tranche B Credit Agreement, dated as of June 30, 1995, by and among Embassy Suites, Inc., Promus Hotels, Inc., The Promus
             Companies Incorporated, Promus Hotel Corporation and NationsBank, N.A.
             (Carolinas). (10)
   10(26)  Tranche B Assignment and Assumption Agreement, dated as of June 30, 1995, by and among Embassy Suites, Inc., Promus Hotels, Inc., The Promus
             Companies Incorporated and Nations Bank, N.A. (Carolinas). (10)
   10(27)  Pledge Agreement, dated as of June 30, 1995, by and among Promus Hotel
             Corporation, Promus Hotels, Inc., certain subsidiaries which may now be owners of Credit Parties and NationsBank, N.A. (Carolinas). (10)
   10(28)  Escrow Agreement, dated as of June 30, 1995, among Promus Hotel
             Corporation, Promus Hotels, Inc. and NationsBank. (9)
   10(29)  Employee Benefits and Other Employment Matters Allocation Agreement, dated as of June 30, 1995, between The Promus Companies Incorporated and
             Promus Hotel Corporation. (10)
   10(30)  Risk Management Allocation Agreement, dated as of June 30, 1995, between
             The Promus Companies Incorporated and Promus Hotel Corporation. (10)

Exhibit No.                         Description                                        Page
-----------                         -----------                                        ----
   10(31)  Tax Sharing Agreement, dated as of June 30, 1995, between The Promus
             Companies Incorporated and Promus Hotel Corporation. (10)
   10(32)  International Swap Dealers Association, Inc. Master Agreement, dated as of
             June 30, 1995, among Promus Hotels, Inc. and NationsBank, N.A.
             (Carolinas). (10)
   10(33)  Transfer Agreement, dated as of June 30, 1995, among Embassy Suites, Inc.,
             Promus Hotels, Inc., and NationsBank, N.A. (Carolinas). (10)
   10(34)  Subscription Agreement, dated as of October 17, 1995, by and among Promus
             Hotels, Inc. and FelCor Suites Hotels, Inc. and FelCor Suites Limited
             Partnership. (11)
   10(35)  Management Agreement, dated as of December 17, 1986, between Hampton Inns,
             Inc. and Hampton/GHI Associates No. 1. (1)
   10(36)  Form of Management Agreement between Embassy Suites, Inc. and affiliates of General Electric Pension Trust. (1)
  *10(37)  Form of Assignment and Assumption of Manager's Interest in Management
             Agreement (General Electric Pension Trust), dated June 30, 1995, between
             Embassy Suites, Inc. and Promus Hotels, Inc.                                48
  *10(38)  Form of Aircraft Agreement, dated August 4, 1995, between Promus Hotels,
             Inc., and Harrah's Operating Company, Inc.                                  53
  *10(39)  Form of Interest Swap Confirmations, between NationsBank, N.A. and Promus
             Hotels, Inc., dated December 11, 1995.                                      58
  *10(40)  Form of Interest Swap Confirmation between NationsBank, N.A. and Promus
             Hotels, Inc., dated January 24, 1995, as amended on December 6, 1995.       64
   *11(1)  Computation of per share earnings.                                            66
   *12(1)  Computations of ratios.                                                       67
   *13(1)  Portions of Annual Report to Stockholders for the fiscal year ended
             December 31, 1995.                                                          69
   *21(1)  List of subsidiaries of Promus Hotel Corporation.                             97
   *23(1)  Consent of Arthur Andersen LLP.                                               98
   *27(1)  Financial Data Schedule.                                                      99

 ------------
* Included herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(a)(3) of Form 10-K

Footnotes

 (1) Incorporated by reference from Holiday Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 1987, filed March 27, 1987, File No. 1-8900.

 (2) Incorporated by reference from PCI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, filed May 13, 1993, File No. 1-10410.

 (3) Incorporated by reference from PCI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, filed May 13, 1992, File No. 1-10410.

 (4) Incorporated by reference from PCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed March 17, 1993, File No. 1-10410.

 (5) Incorporated by reference from PCI's Proxy Statement, Annex III-A, dated April 25, 1995, File No. 1-11463.

 (6) Incorporated by reference from PCI's Proxy Statement, Annex III-B, dated April 25, 1995, File No. 1-11463.

 (7) Incorporated by reference from PCI's Proxy Statement, Annex VII, dated April 25, 1995, File No. 1-11463.

 (8) Incorporated by reference from PCI's Proxy Statement, Annex VIII, dated April 25, 1995, File No. 1-11463.

 (9) Incorporated by reference from the Company's Current Report on Form 8-K, filed June 14, 1995, File No. 1-11463.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1995, filed August 11, 1995, File No. 1-11463.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 1995, filed November 13, 1995, File No. 1-11463.

(12) Incorporated by reference from the Company's Form 8-A, filed June 6, 1995, File No. 1-11463.

(13) Incorporated by reference from the Company's Registration Statement No. 33-59997 on Form S-8 for the Promus Hotel Corporation Savings & Retirement Plan, filed June 6, 1995.

(14) Incorporated by reference from PCI's Proxy Statement, Annex II-A, dated April 25, 1995, File No. 1-11463.