Form 10-Q
period 1996-03-31
PROMUS HOTEL CORP
filed 1996-05-07
CIK 944647

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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


                               755 Crossover Lane
                            Memphis, Tennessee 38117
               (Address of principal executive offices)(Zip Code)
                                 (901) 374-5000
              (Registrant's telephone number, including area code)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996.

        Common Stock ................................ 51,384,859 shares



                                  Page 1 of 43
                              Exhibit Index Page 25

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          Item 1. Financial Statements
                          ----------------------------

      As discussed in Note 1, on June 30, 1995, The Promus Companies Incorporated (Parent) completed the transfer of the operations, assets and liabilities of its hotel business (the Hotel Business), composed of three brands targeted at specific market segments (Embassy Suites, Hampton Inn and Homewood Suites) to a new publicly traded entity, Promus Hotel Corporation (Promus or the Company). The accompanying consolidated condensed financial statements of Promus include the assets, liabilities, revenues, expenses and cash flows of the Hotel Business on a stand-alone basis for the three months ended March 31, 1995, as well as actual results of the Company as of December 31, 1995 and for the three months ended March 31, 1996.

     The accompanying unaudited consolidated condensed financial statements of Promus, a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. These consolidated condensed financial statements should be read in conjunction with Promus' consolidated financial statements and notes thereto included in the Promus 1995 Annual Report to Stockholders.

                             PROMUS HOTEL CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                         March 31,    Dec. 31,
(in thousands, except share amounts)                         1996        1995
                                                        ---------   ---------
ASSETS
Current assets
  Cash and cash equivalents                             $   2,622   $   2,668
  Receivables, including notes receivable of
    $601 and $497, less allowance for doubtful
    accounts of $1,211 and $1,172                          20,324      14,837
  Deferred income taxes                                     3,556       3,492
  Prepayments and other                                     2,263       2,429
                                                        ---------   ---------
      Total current assets                                 28,765      23,426
                                                        ---------   ---------
Land, buildings, furniture and equipment                  444,935     436,887
Less: accumulated depreciation                           (110,510)   (104,993)
                                                        ---------   ---------
                                                          334,425     331,894
Investments in and advances to nonconsolidated
  affiliates (Note 6)                                     134,651      90,506
Investment in franchise system                             35,408      31,652
Deferred costs and other                                   40,938      42,331
                                                        ---------   ---------
                                                        $ 574,187   $ 519,809
                                                        =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                      $  15,921   $  18,202
  Accrued expenses                                         41,030      36,371
  Current portion of long-term debt                           275         278
                                                        ---------   ---------
      Total current liabilities                            57,226      54,851
Long-term debt (Note 3)                                   257,649     229,479
Deferred credits and other                                 38,238      36,282
Deferred income taxes                                      34,836      31,830
                                                        ---------   ---------
                                                          387,949     352,442
                                                        ---------   ---------
Commitments and contingencies (Note 4)
Stockholders' equity
  Common stock, $0.10 par value, 360,000,000 shares
    authorized, 51,384,859 and 51,371,152 shares
    outstanding, net of 3,984 and 2,626 shares held
    in treasury                                             5,138       5,137
  Capital surplus                                         136,219     136,057
  Retained earnings                                        38,098      25,349
  Unrealized gain on marketable equity securities,
    net of related deferred tax liability of $4,901
    and $1,165                                              7,665       1,822
  Deferred compensation related to restricted stock          (882)       (998)
                                                        ---------   ---------
                                                          186,238     167,367
                                                        ---------   ---------
                                                        $ 574,187   $ 519,809
                                                        =========   =========

The accompanying notes are an integral part of these consolidated condensed balance sheets.

                            PROMUS HOTEL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        First Quarter Ended
                                                      March 31,    March 31,
(in thousands)                                            1996         1995
                                                      --------     --------
Revenues
  Company owned hotels
    Rooms                                              $31,313      $29,469
    Food and beverage                                    1,525        1,892
    Other                                                1,892        1,692
  Franchise and management fees                         21,320       17,496
  Other                                                  6,112        5,938
                                                       -------      -------
      Total revenues                                    62,162       56,487
                                                       -------      -------
Operating expenses
  Company owned hotels
    Rooms                                               14,680       13,600
    Food and beverage                                    1,392        1,702
    Other                                                3,244        3,571
  Other operating expenses                               5,671        5,222
  Depreciation of buildings and equipment                5,849        5,120
  Corporate expense                                      3,831        2,332
                                                       -------      -------
      Total operating expenses                          34,667       31,547
                                                       -------      -------
Operating income before property transactions           27,495       24,940
Property transactions                                     (265)        (295)
                                                       -------      -------
Operating income                                        27,230       24,645
Interest expense, net of interest capitalized
  (Note 3)                                              (7,708)      (8,312)
Interest and other income                                2,124          254
                                                       -------      -------
Income before income taxes                              21,646       16,587
Provision for income taxes                              (8,897)      (6,983)
                                                       -------      -------
Net income (Note 8)                                    $12,749      $ 9,604
                                                       =======      =======

The accompanying notes are an integral part of these consolidated condensed financial statements.

                             PROMUS HOTEL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          First Quarter Ended
                                                        March 31,    March 31,
(in thousands)                                              1996         1995
                                                        --------     --------

Cash flows from operating activities
  Net income                                            $ 12,749     $  9,604
  Adjustments to reconcile net income
    to cash flows provided by operating activities
      Depreciation and amortization                        6,655        5,736
      Other noncash items                                    379          260
      Equity in earnings of, net of distributions
        from, nonconsolidated affiliates                    (583)         152
      Net losses from property transactions                    -           93
      Net change in long-term accounts                     2,081         (229)
      Net change in working capital accounts              (2,874)      (7,391)
                                                        --------     --------
          Cash flows provided by operating activities     18,407        8,225
                                                        --------     --------
Cash flows from investing activities
  Land, buildings, furniture and equipment additions      (8,468)     (29,019)
  Investment in and advances to nonconsolidated
    affiliates                                           (34,114)           -
  Advances under mezzanine loan agreements                (1,206)      (3,151)
  Repayments under mezzanine loan agreements               1,000            -
  Net investments in franchise system                     (5,626)      (2,346)
  Recovery of investment in franchise system               1,394          817
  Other                                                      254           43
                                                        --------     --------
          Cash flows used in investing activities        (46,766)     (33,656)
                                                        --------     --------
Cash flows from financing activities
  Debt retirements                                           (83)         (75)
  Net borrowings under revolving credit facility          28,250            -
  Advances from parent                                         -       25,371
  Other                                                      146            -
                                                        --------     --------
          Cash flows provided by financing
            activities                                    28,313       25,296
                                                        --------     --------
Net decrease in cash and cash equivalents                    (46)        (135)
Cash and cash equivalents, beginning of period             2,668        2,221
                                                        --------     --------
Cash and cash equivalents, end of period                $  2,622     $  2,086
                                                        ========     ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            PROMUS HOTEL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION
- -----------------------------------------------
     On June 30, 1995, The Promus Companies Incorporated (Parent) completed the transfer of the operations, assets and liabilities of its hotel business (the Hotel Business), composed of three hotel brands targeted at specific market segments (Embassy Suites, Hampton Inn and Homewood Suites) to a new publicly traded entity, Promus Hotel Corporation (Promus or the Company). As approved by Parent's Board of Directors and stockholders on May 26, 1995, this entity was spun-off (the Spin-Off) from Parent and its stock was distributed to Parent's stockholders on a one-for-two basis effective June 30, 1995 (the Distribution). Concurrent with the Distribution, Parent changed its name to Harrah's Entertainment, Inc.

     The accompanying consolidated condensed financial statements include the assets, liabilities, revenues, expenses and cash flows of Parent's Hotel Business on a stand-alone basis for the three months ended March 31, 1995, as well as actual results of the Company as of December 31, 1995 and for the three months ended March 31, 1996. The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses.

     All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned companies and joint ventures over which Promus has the ability to exercise significant influence are accounted for using the equity method. Promus reflects its share of income before interest expense of these nonconsolidated affiliates in revenues - other and its proportionate share of interest expense of such nonconsolidated affiliates is included in interest expense in the consolidated statements of income (see Note 6 for combined summarized financial information regarding these nonconsolidated affiliates). Management believes Promus' inclusion of its proportionate share of the interest expense of its equity investees in interest expense is the preferable presentation due to the nature of its equity investments.

NOTE 2 - NATURE OF OPERATIONS
- -----------------------------
     Promus operates the Embassy Suites, Hampton Inn, Homewood Suites and Hampton Inn & Suites hotel brands primarily through three lines of business: franchise; hotel operations, including management contracts; and hotel real estate and joint venture investments. The Embassy Suites brand is a full-service hotel brand that management believes comprises the largest all-suite upscale hotel system in the United States by number of suites and system revenue. The Hampton Inn brand offers a limited-facility hotel and the Homewood Suites brand offers residential-style accommodations designed for the extended stay traveler. The Hampton Inn & Suites brand is the newest Promus hotel brand and combines, in a single hotel, Hampton-style rooms or two-room suites and a common lodge in the center.

     Promus' primary focus is to develop, grow and support its franchise business for all brands. Promus hotel brands are located in virtually every state, the District of Columbia and four foreign countries. Promus charges each franchisee royalty fees of generally four percent of suite or room rentals. Royalty fees for the three months ended March 31, 1996 and 1995, were based on system-wide reported rooms revenues of $426 million and $365 million, respectively. In addition, Promus earns a licensing fee for new licenses granted to franchisees when the franchise is approved.

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996
                                   (UNAUDITED)

      Promus operates more than 100 Promus-brand hotels. Company operated properties include wholly-owned, partially owned through joint ventures and hotels managed for third parties. Promus has followed an asset strategy to own and manage a mix of Promus hotel brands that can impact profits and enhance its role as franchisor for the respective brands. Management fee income is based on a percentage of gross revenues, profits, or both at the related managed property.

NOTE 3 - LONG-TERM DEBT
- -----------------------
     Parent Debt Allocation
     ----------------------
     The Company's results of operations through March 31, 1995, reflect all indebtedness, together with related interest expense, specifically identified with Promus entities, as well as a pro rata portion of Parent's historical corporate debt balance, unamortized deferred finance charges and interest expense. Allocations of those amounts to Promus from Parent were based on the percentage of Parent's historical corporate debt that was expected to be retired using proceeds from Promus' new $350 million bank credit facility (the Promus Facility). Parent's corporate interest expense, including amortization of deferred finance costs, allocated to Promus before the Spin-Off was $5.0 million for the three months ended March 31, 1995.

     Interest Rate Agreements
     ------------------------
     As of March 31, 1996, Promus was a party to several interest rate swap agreements that help the Company manage the relative mix of its debt between fixed and variable rate instruments. These agreements effectively modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. Pursuant to the agreements, Promus receives a variable interest rate tied to LIBOR in exchange for its payments at a fixed interest rate. The fixed rates to be paid by Promus are summarized in the following table.

                                                          Next
                                                     Quarterly
Notional Amount                                       Variable
(All Associated                      Effective            Rate
with the Promus       Swap Rate        Rate at      Adjustment         Swap
      Facility)     Paid (Fixed)      March 31            Date     Maturity
- ---------------     -----------      ---------      ----------     --------
  $12.5 million            6.92%          7.47%         6/1996      12/1998
  $12.5 million            6.74%          7.29%         4/1996       1/1999
  $12.5 million            6.68%          7.23%         6/1996      12/1999
  $12.5 million            6.52%          7.07%         4/1996       1/2000
  $50.0 million            6.99%          7.54%         6/1996       3/2000

     The differences to be paid or received under the terms of the interest rate swap agreements described above are accrued as an adjustment to interest expense for the related debt. Changes in interest rates pursuant to the terms of these interest rate agreements will have a corresponding effect on Promus' future cash flows. These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. Promus minimizes that risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996
                                   (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES
- --------------------------------------
     Contractual Commitments
     -----------------------
     Promus is liable under certain lease agreements pursuant to which it has assigned the direct obligation to third party interests. Additionally, Promus manages certain hotels for others under agreements that provide for payments or loans to the hotel owners if stipulated levels of financial performance are not maintained. The Company has also provided guarantees for certain loans related to joint venture and other investments. Promus believes the likelihood is remote that material payments will be required under these agreements. Promus' estimated maximum exposure under such agreements is approximately $64 million over the next 30 years.

     FelCor Agreements
     -----------------
     In May 1995, Promus entered into a Subscription Agreement with FelCor Suite Hotels, Inc. and FelCor Suites Limited Partnership (FelCor) whereby Promus agreed to purchase up to $25 million in FelCor limited partnership interests to help fund the partnership's acquisition of all-suite upscale hotels to be converted to the Embassy Suites brand. In September 1995, Promus entered into a second agreement with FelCor in connection with FelCor's agreement to acquire the Crown Sterling Suites hotel chain. FelCor plans to convert up to 16 of the Crown Sterling Suites hotels to the Embassy Suites brand. In consideration, Promus agreed to make up to $50 million available to FelCor for the conversions through investments in FelCor common stock and guaranteed a third party loan to FelCor, not to exceed $25 million. Hotels converted to the Embassy Suites brand under either of these agreements will operate under 20-year license agreements, and 10-year management contracts will be awarded to Promus. Subject to some restrictions, the limited partnership interests may be converted to shares of FelCor common stock on a one-for-one basis and the common stock may be sold on the open market.

     As of March 31, 1996, FelCor has acquired under both agreements, 21 all-suite hotel properties with three Crown Sterling hotels remaining to close (one closed in early April 1996 and two are scheduled to close in early May 1996).
Of the eight non-Crown Sterling hotels acquired by FelCor, five of these properties were Embassy Suites hotels before their acquisition and two of the five were already being managed by Promus. As of March 31, 1996, Promus managed all 21 properties of which 12 remain to be converted to the Embassy Suites brand. Conversion of these remaining properties is expected to be completed by mid-year 1996 and franchise fees will be earned on these properties only after the conversion to the Embassy Suites brand is complete.

     As of March 31, 1996, Promus had funded approximately $67.9 million of the total $75 million commitment, and had loaned an additional $3.7 million to FelCor, representing one-half of the remaining deposit required for the Crown Sterling Suites acquisition. The total commitment will be reduced by the amount of such loans outstanding. Based on the market value of the FelCor common stock as of March 31, 1996, Promus has recorded an unrealized gain on marketable equity securities of $12.6 million (before tax). However, this amount will fluctuate based on Promus' funding for the remaining three properties and the market value of the FelCor common stock.

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996
                                   (UNAUDITED)

     Litigation
     ----------
     The Company is a party to various inquiries, administrative proceedings and litigation relating to contracts, sales of property and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of these matters will not have a materially adverse effect upon Promus' consolidated financial position or its results of operations.

     Employment and Severance Agreements
     -----------------------------------
     Promus has severance agreements with 13 senior officers of the Company that provide for a payment of 2.99 times the average annual cash compensation (salary and bonus) paid to each such executive for the five preceding calendar years, including such compensation paid during service with Parent. The agreements also provide for accelerated payment of any compensation or awards payable to such executive under any Promus incentive compensation or stock option plan in the event of termination of an executive's employment, as described in the agreements, subsequent to a change in control of Promus, as defined. The maximum amount of compensation that would be payable under all agreements if a change in control occurred and if such executives were terminated as of March 31, 1996, would be approximately $19.2 million.

     Self-Insurance Reserves
     -----------------------
     Promus self-insures various levels of general liability, workers' compensation and employee medical coverage. All self-insurance reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such things as medical costs and legal expenses, as well as changes in actual experience, could cause these estimates to change in the near term.

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996
                                   (UNAUDITED)

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES
- --------------------------------------------------------------------
    The following table reconciles Promus' interest expense, net of interest capitalized, to cash paid for interest (in thousands):

                                                          First Quarter Ended
                                                       March 31,     March 31,
                                                           1996          1995
                                                       --------      --------
Interest expense, net of amount capitalized
  (Note 3)                                              $ 7,708       $ 8,312
Adjustments to reconcile to cash paid for
  interest
    Promus' share of interest expense of
      nonconsolidated affiliates (Note 6)                (3,007)       (3,261)
    Net change in accruals                                 (334)            -
    Amortization of deferred finance charges               (192)         (194)
    Net amortization of discounts and premiums                -            (6)
    Other                                                   (38)          (38)
                                                        -------       -------
Cash paid for interest, net of amount
  capitalized                                           $ 4,137       $ 4,813
                                                        =======       =======
Cash paid for income taxes                              $ 4,588       $     -
                                                        =======       =======

    For purposes of this presentation, interest expense allocated to Promus by Parent is assumed to be paid in the quarter allocated. Parent was responsible for the payment of Promus' income taxes for periods prior to the Spin-Off.

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996
                                   (UNAUDITED)

NOTE 6 - NONCONSOLIDATED AFFILIATES
- -----------------------------------
    Combined summarized statements of income for nonconsolidated affiliates, which Promus accounted for using the equity method, were as follows (in thousands):

                                                         First Quarter Ended
                                                        March 31,   March 31,
                                                            1996        1995
                                                        --------    --------
Combined Summarized Statements of Income
  Revenues                                               $40,941     $37,973
                                                         =======     =======
  Operating income                                       $ 9,039     $ 7,971
                                                         =======     =======
  Net income                                             $ 2,586     $   981
                                                         =======     =======

    Promus' share of its nonconsolidated affiliates' combined net income is reflected in the accompanying consolidated condensed statements of income as follows (in thousands):

                                                         First Quarter Ended
                                                        March 31,   March 31,
                                                            1996        1995
                                                        --------    --------
Pre-interest operating income (included in
  revenues - other)                                      $ 4,945     $ 4,480
                                                         =======     =======
Interest expense (included in interest expense)          $(3,007)    $(3,261)
                                                         =======     =======

     The components of investments in and advances to nonconsolidated affiliates reflected in the consolidated condensed balance sheet were as follows (in thousands):

                                                        March 31,    Dec. 31,
                                                            1996        1995
                                                        --------     -------
At equity                                               $ 40,370     $39,868
At cost                                                   14,115      17,622
At market                                                 80,166      33,016
                                                        --------     -------
                                                        $134,651     $90,506
                                                        ========     =======

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996
                                   (UNAUDITED)

NOTE 7 - SUMMARIZED FINANCIAL INFORMATION
- -----------------------------------------
     Promus Hotels, Inc. (PHI) is a wholly-owned subsidiary of Promus and the primary entity through which the operations of Promus are conducted. PHI is also Promus' principal asset. Summarized financial information for PHI, prepared on the same basis as Promus, is as follows (in thousands):

                                                         March 31,    Dec. 31,
                                                             1996        1995
                                                         --------    --------
ASSETS
Current assets                                           $ 28,536    $ 23,246
Land, buildings and equipment, net                        334,425     331,894
Other assets                                              210,265     163,714
                                                         --------    --------
                                                          573,226     518,854
                                                         --------    --------
LIABILITIES
Current liabilities                                        57,149      54,851
Long-term debt                                            257,649     229,479
Other liabilities                                          73,074      68,112
                                                         --------    --------
                                                          387,872     352,442
                                                         --------    --------
Net assets                                               $185,354    $166,412
                                                         ========    ========

                                                          First Quarter Ended
                                                         March 31,   March 31,
                                                             1996        1995
                                                         --------    --------
Revenues                                                 $ 62,162    $ 56,487
                                                         ========    ========
Operating income                                         $ 27,358    $ 24,645
                                                         ========    ========
Net income                                               $ 12,825    $  9,604
                                                         ========    ========

NOTE 8 - EARNINGS PER SHARE
- ---------------------------
     Promus' common stock was distributed in connection with the Spin-Off on June 30, 1995. In order to present earnings per share on a comparable basis, the weighted average common shares outstanding below for periods prior to the Spin-Off is assumed to be equal to the actual common and common equivalent shares outstanding on June 30, 1995. Historical net income is used for all periods presented (in thousands, except per share amounts).
                                                          First Quarter Ended
                                                         March 31,   March 31,
                                                             1996        1995
                                                         --------    --------
Net income                                                $12,749     $ 9,604
                                                          =======     =======
Earnings per share                                        $  0.25     $  0.19
                                                          =======     =======
Weighted average shares outstanding                        51,577      51,573
                                                          =======     =======

                  Item 2. Management's Discussion and Analysis
                  ---------------------------------------------
                of Financial Condition and Results of Operations
                -------------------------------------------------

     On June 30, 1995, The Promus Companies Incorporated (Parent) completed the transfer of the operations, assets and liabilities of its hotel business (the Hotel Business), composed of three hotel brands targeted at specific market segments (Embassy Suites, Hampton Inn and Homewood Suites) to a new publicly traded entity, Promus Hotel Corporation (Promus or the Company). As approved by Parent's Board of Directors and stockholders on May 26, 1995, this entity was spun-off (the Spin-Off) from Parent and its stock was distributed to Parent's stockholders on a one-for-two basis effective June 30, 1995 (the Distribution). Concurrent with the Distribution, Parent changed its name to Harrah's Entertainment, Inc.

RESULTS OF OPERATIONS
- ---------------------

     The principal factors affecting Promus' results are: continued growth in the number of hotels; occupancies and room rates achieved by the hotel brands; number and relative mix of owned, managed and franchised hotels; and Promus' ability to manage costs. The number of rooms/suites at franchised and managed properties and revenue per available room/suite (RevPAR/S) significantly affect Promus' results because franchise royalty and management fees are based upon a percentage of rooms/suites revenues. Increases in franchise and management fee revenues have a disproportionate favorable impact on Promus' operating margin due to lower incremental costs associated with these revenues.

     As of March 31, 1996, Promus' combined hotel system had grown to include 686 properties, representing a 16.3% increase over first quarter 1995. Total system room revenues for the first quarter 1996 have grown to $426.5 million, which is an annual growth rate of 17.0% since first quarter 1995. Although comparable system (which includes only those hotels open for both quarters) occupancy rates decreased 1.4%, the average daily rate (ADR) increased 6.3%, which contributed to higher RevPAR/S, and the addition of new (primarily franchised) hotels, resulted in significantly improved financial results over prior year first quarter. The continued unit growth of the franchise systems, coupled with a continued focus on rate growth and cost management, were the primary contributors to the Company's higher revenues, margins and operating income.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

     Actual historical results of operations for the first quarter ended 1996 and 1995 were as follows (in millions, except percentages and per share data):

                                                                Percentage
                                        First Quarter Ended      Increase/
                                            1996       1995     (Decrease)
                                           -----      -----     ----------
Revenues                                   $62.2      $56.5           10.1%
Income before property transactions         27.5       24.9           10.4
Operating income                            27.2       24.6           10.6
Net income                                  12.7        9.6           32.3
Operating margin                            43.7%      43.5%           0.2pts
Earnings per share (a)                     $ 0.25     $ 0.19          31.6%
Weighted average shares outstanding (a)     51.6       51.6

- --------
(a) For purposes of computing earnings per share on a comparable basis, the weighted average shares outstanding for periods prior to the Spin-Off are assumed to be equal to the actual common and common equivalent shares outstanding on June 30, 1995.

     Since Promus began operations as a public company on July 1, 1995, comparison of historical results is difficult. The most notable differences between years relate to the incremental stand alone public company costs incurred in the first three months of 1996, and that prior to the Spin-Off, interest was allocated to Promus from Parent at Parent's higher overall borrowing rate. In order to recompute the Company's results of operations on a pro forma basis to achieve better comparability between quarters ended March 31, the following adjustments were made (in thousands):

                                                                   1995
                                                                -------
Incremental stand alone public company costs                    $(2,032)
Net reduction in interest expense                                 1,198
Net revenues and expenses related to the
  purchase of the corporate office complex                            8
Decrease in tax provision related to the
  above adjustments                                                 348
                                                                -------
Total adjustments to net income                                 $  (478)
                                                                =======

     Results of operations on a pro forma basis for the first quarter 1995 versus actual results for first quarter 1996 were as follows (in millions, except percentages and per share data):

                                        First Quarter Ended     Percentage
                                                  Pro Forma      Increase/
                                          1996         1995     (Decrease)
                                         -----    ---------     ----------
Revenues                                 $62.2        $56.6            9.9%
Income before property transactions       27.5         22.9           20.1
Operating income                          27.2         22.6           20.4
Net income                                12.7          9.1           39.6
Operating margin                          43.7%        39.9%           3.8pts
Earnings per share                       $ 0.25       $ 0.18          38.9%
Weighted average shares outstanding       51.6         51.6

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

      The first quarter 1996 increases in operating income and margins are primarily a function of the addition of new franchised hotels, system-wide increases in ADR and cost containment. On a comparable hotel basis, first quarter 1996 RevPAR/S increased 4.8%, 4.8% and 5.5% over 1995 at Embassy Suites, Hampton Inn and Homewood Suites hotels, respectively. Company owned hotel revenues for 1996 increased approximately 5.1% or $1.7 million over 1995, while the related operating expenses increased only 2.3% or $0.4 million.

      The following comparison of expenses and other items is based on actual historical results (in millions, except percentages):
                                                                Percentage
                                        First Quarter Ended      Increase/
                                             1996      1995     (Decrease)
                                            -----     -----     ----------
Corporate expense                           $ 3.8     $ 2.3           65.2%
Property transactions                         0.3       0.3              -
Interest expense                             (7.7)     (8.3)          (7.2)
Interest and other income                     2.1       0.3            N/M
Effective tax rate                           41.1%     42.1%          (1.0)pts

     Corporate expense reflects the cost of specific Promus staff functions which support all the hotel brands, as well as stand alone company costs for 1996.

     Interest expense for the quarter ended March 31, 1995, includes the pro rata allocation of corporate interest by Parent related to the debt that was expected to be retired in connection with the Spin-Off using funds drawn on the Company's new $350 million bank credit facility (the Promus Facility), in addition to Promus' share of interest expense attributable to its nonconsolidated affiliates (including joint ventures) and other specific hotel-related debt. Interest expense for the first quarter 1996 decreased compared to 1995 due primarily to lower actual interest rates obtained under the Promus Facility as compared to Parent's overall borrowing rate used to allocate corporate interest expense before the Spin-Off.

     Interest and other income for first quarter 1996 increased over 1995 due primarily to interest charged on the investment in franchise system, as well as increased interest income on mezzanine loans to franchisees and dividend income associated with the Company's investments (see Development and Capital Spending).

     The effective tax rate for all periods is higher than the federal statutory rate primarily due to state income taxes.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

DEVELOPMENT AND CAPITAL SPENDING
- --------------------------------
     Hotel Development
     -----------------
     There were 17 net franchised additions in the Promus hotel system during first quarter 1996 compared to 20 in first quarter 1995. This continued development growth is particularly impressive when one considers that, per Smith Travel Research as of the latest available information at February 29, 1996, Promus hotel brands had a 2.7% share of the entire United States room supply, but accounted for an industry leading 16.9% share of new rooms added to the market from ground-up construction during the first two months of 1996. This growth occurred primarily in the Hampton Inn brand. As of March 31, 1996, 138 properties were under construction or in the process of being converted to a Promus brand, 135 of which will operate under franchise agreements as Promus brands: 94 Hampton Inn hotels; 22 Embassy Suites hotels; 11 Hampton Inn & Suites; and 11 Homewood Suites hotels. These 138 properties will add over 16,000 rooms or suites to the Promus hotel system. The Company had 84 properties under construction at the same time last year. Promus had an additional 183 hotels approved and in the design phase at March 31, 1996.

     Promus opened two Hampton Inn & Suites hotels in first quarter 1996. The Hampton Inn & Suites brand is the newest Promus hotel brand and combines, in a single hotel, Hampton-style rooms or two-room suites and a common lodge in the center. Of the 183 hotels in the design phase at March 31, 1996, 30 were Hampton Inn & Suites hotels. To encourage system growth, Promus currently plans to spend approximately $110 million to expand the Homewood Suites brand by developing as many as 14 additional company owned properties over the next three to five years. The Company, however, plans to continue its general strategy of growing its brands primarily through franchise and management contracts. As in the past, company owned hotels and new development projects may be sold to franchisees and the proceeds used to fuel additional system growth, develop new concepts or for other corporate purposes.

     FelCor Agreements
     -----------------
     In May 1995, Promus entered into a Subscription Agreement with FelCor Suite Hotels, Inc. and FelCor Suites Limited Partnership (FelCor) whereby Promus agreed to purchase up to $25 million in FelCor limited partnership interests to help fund the partnership's acquisition of all-suite upscale hotels to be converted to the Embassy Suites brand. In September 1995, Promus entered into a second agreement with FelCor in connection with FelCor's agreement to acquire the Crown Sterling Suites hotel chain. FelCor plans to convert up to 16 of the Crown Sterling Suites hotels (over 4,000 suites) to the Embassy Suites brand.
In consideration, Promus agreed to make up to $50 million available to FelCor for the conversions through investments in FelCor common stock and guaranteed a third party loan to FelCor, not to exceed $25 million. Hotels converted to the Embassy Suites brand under either of these agreements will operate under 20-year license agreements, and 10-year management contracts will be awarded to Promus. Subject to some restrictions, the limited partnership interests may be converted to shares of FelCor common stock on a one-for-one basis and the common stock may be sold on the open market.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

     As of March 31, 1996, FelCor has acquired under both agreements, 21 all-suite hotel properties with three Crown Sterling hotels remaining to close (one closed in early April 1996 and two are scheduled to close in early May 1996).
Of the eight non-Crown Sterling hotels acquired by FelCor, five of these properties were Embassy Suites hotels before their acquisition and two of the five were already being managed by Promus. As of March 31, 1996, Promus managed all 21 properties of which 12 remain to be converted to the Embassy Suites brand. Conversion of these remaining properties is expected to be completed by mid-year 1996 and franchise fees will be earned on these properties only after the conversion to the Embassy Suites brand is complete. These 24 properties include 5,765 suites.

     As of March 31, 1996, Promus had funded approximately $67.9 million of the total $75 million commitment, and had loaned an additional $3.7 million to FelCor, representing one-half of the remaining deposit required for the Crown Sterling Suites acquisition. The total commitment will be reduced by the amount of such loans outstanding. Based on the market value of the FelCor common stock as of March 31, 1996, Promus has recorded an unrealized gain on marketable equity securities of $12.6 million (before tax). However, this amount will fluctuate based on Promus' funding for the remaining three properties and the market value of the FelCor common stock.

     Strategic Alliance Agreements
     -----------------------------
     In March 1996, Promus announced it would enter into strategic development alliances with Equity Inns, Inc. (Equity Inns), and Winston Hotels, Inc. (Winston Hotels). Equity Inns is the largest owner of Hampton Inn hotels, with 29 properties and Winston Hotels currently owns 13 Promus branded hotels. Under the terms of separate memorandums of understanding, Promus will invest up to $15 million in common stock of both Equity Inns and Winston Hotels as they purchase existing or to be constructed Promus hotels. The agreements contemplate three existing properties at a stated price and seven company approved projects at Promus' cost of construction. Total proceeds to Promus from these sales are estimated at $94.2 million over the next 18 months. Both Equity Inns and Winston Hotels intend to spend $100 million for the development of Promus brand properties over the next few years. In return, Promus will receive 20-year license agreements and 10-year management agreements.

     Mezzanine Financing Program
     ---------------------------
     To encourage growth (primarily in the Hampton Inn & Suites and Homewood Suites brands) in light of the lack of available financing for new hotel construction, Promus developed a mezzanine financing program. Under the program Promus provides conservatively underwritten secondary financing to franchisees. A minimum of 20 percent equity is required by the borrower, and the investment must meet certain defined underwriting criteria. The terms of the mezzanine financing must be consistent with the terms of the first mortgage lender, with whom Promus will enter into an inter-creditor agreement. Promus provided $1.2 million in mezzanine loans during first quarter 1996, and anticipates providing an additional $18.4 million during 1996. Additionally, one loan with a balance of $1.0 million was paid off early during first quarter 1996. Outstanding loans bear interest at rates ranging from 10.0% to 10.5%.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

     Other
     -----
     Ongoing refurbishment of Promus' existing company owned hotel properties to maintain the quality standards set for those properties will continue in 1996 at an estimated annual cost of approximately $11 million. During the first quarter 1996, $2.5 million in costs had been incurred for hotel refurbishment. As of March 31, 1996, Promus had incurred $1.3 million in costs to renovate its corporate headquarters. An additional $8.6 million is estimated to complete the renovation by year-end 1996.

     Cash necessary to finance projects currently under development, as well as additional projects to be developed by Promus, will be made available from operating cash flows, the Promus Facility (see "Liquidity and Capital Resources"), joint venture partners, specific project financing, sales of existing hotel assets and, if necessary, Promus debt and equity offerings. Promus' capital expenditures totaled $51.9 million during first quarter 1996. The Company expects to spend between $140 million and $160 million during 1996 to fund project development, including those projects discussed above, as well as to refurbish existing facilities and for other corporate related projects.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
     The accompanying financial statements represent the portion of Parent's historical revenues, expenses, assets, liabilities and cash flows associated with its hotel operations through March 31, 1995, before becoming a stand alone company on July 1, 1995. The year to date results of operations and cash flows are not necessarily indicative of Promus' future results as a separate corporation. The most significant items that will affect liquidity and capital resources as a result of the Spin-Off are incremental costs associated with operating as a stand-alone company, a decrease in the Company's average borrowing rate, and Promus' payment of state and federal income taxes subsequent to the Distribution (Parent historically paid Promus' taxes).

     Cash flows from operating activities for the quarter ended March 31, 1996, were $18.4 million, compared with $8.2 million for the same period last year. This increase primarily results from improved operations and a $4.5 million increase in income taxes payable. EBITDA, consisting of income before extraordinary items plus interest, taxes, depreciation, amortization and net earnings of, or distributions from, nonconsolidated affiliates, was $32.2 million for first quarter 1996, compared with $27.3 million for the comparable period in 1995, representing a 17.9% increase. EBITDA is a supplemental financial measurement used by management as well as by industry analysts to evaluate operations, but should not be construed as an alternative to operating income (as an indicator of operating performance) or to cash flows from operating activities (as a measure of liquidity) as determined in accordance with generally accepted accounting principles.

     On March 31, 1996, the Company had a working capital deficit of $28.5 million which is a $2.9 million improvement over the deficit at December 31, 1995. The working capital deficit resulted primarily from Promus' cash management program that calls for all excess cash to pay down amounts outstanding under the Promus Facility. Therefore, the Company does not believe that the current ratio is an appropriate measure of its short-term liquidity without considering availability under the Promus Facility.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

       The Promus Facility, which is secured by the stock of certain of its material subsidiaries, consists of two agreements, the significant terms of which are as follows.
                     Total       Maturity         Interest         Facility
                  Facility           Date             Rate             Fees
              ------------  -------------   --------------   --------------
                                             Base Rate, as
                                               defined, or
Five-Year                                        LIBOR +35     0.20% of the
  Revolver    $300,000,000  June 30, 2000     basis points   total facility

                                             Base Rate, as
                                               defined, or
Extendible                                       LIBOR +40     0.15% of the
  Revolver    $ 50,000,000   June 6, 1996     basis points   total facility

     The Extendible Revolver is a 364-day facility with annual renewals and may be converted into a two-year term loan with equal amortizing payments over such two-year period. Facility fees and interest on Base Rate loans are paid quarterly. The agreements contain a tiered scale for facility fees and the applicable LIBOR spread (current rates for both reflected above) that is based on the more favorable of Promus' current credit rating (Investment Grade ratings by both Moody's Investors Service and Standard & Poor's) or leverage ratio, as defined. They also contain provisions that restrict certain investments, limit the Company's ability to incur additional indebtedness and pay dividends, and require that certain performance ratios be maintained. As of March 31, 1996, Promus was in compliance with all such covenants.

      The Five-Year Revolver includes a sublimit for letters of credit of $20 million. At March 31, 1996, approximately $11.2 million in letters of credit were outstanding under this agreement (related primarily to the Company's self-insurance reserves). There was approximately $82 million of availability under the Promus Facility as of March 31, 1996. The remaining borrowing capacity available under the Promus Facility is available for working capital, hotel development and other general corporate purposes.

     As of March 31, 1996, Promus was a party to several interest rate swap agreements that bear a total notional amount of $100 million. The effect of the swap agreements was to convert a portion of the Company's variable rate debt under the Promus Facility to a fixed rate. The weighted average effective fixed rate pursuant to the agreements, which expire between December 1998 and March 2000, was approximately 7.4% at the end of the quarter.

RELATIONSHIP WITH PARENT
- ------------------------
     For the purpose of governing certain of the ongoing relationships between Promus and Parent after the Distribution and to provide mechanisms for an orderly transition, Parent and Promus have entered into various agreements and adopted policies to govern their future relationship. Management believes that the agreements are fair to both parties and contain terms comparable to those which would have been reached in arm's-length negotiations with unaffiliated parties (although comparisons are difficult with respect to certain agreements that relate to the specific circumstances of the Distribution).

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

TAX SHARING AGREEMENT
- ---------------------
     In connection with the Spin-Off, Promus and Parent entered into a tax sharing agreement that defines each company's rights and obligations with respect to deficiencies and refunds of federal, state and other income or franchise taxes relating to Promus' business for tax years prior to the Distribution and with respect to certain tax attributes of Promus after the Distribution. In general, with respect to periods ending on or before December 31, 1995, Parent is responsible for (i) filing federal tax returns for Parent and Promus for the periods such companies were members of the same consolidated group, and (ii) paying the taxes relating to such returns (to include any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities; Promus will reimburse Parent for the portion of such adjustments relating to the hotel business). Promus is responsible for filing returns and paying taxes for periods beginning after the Spin-Off.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

                                                First Quarter Ended
                                               March 31,   March 31,    Inc/
PERFORMANCE STATISTICS                             1996        1995    (Dec)
- ----------------------                         --------     -------   ------
COMPARABLE SYSTEM HOTELS*
Embassy Suites
  Occupancy                                       73.8%       74.1%   (0.3)pts
  ADR                                           $108.30     $102.98    5.2%
  RevPAS                                        $ 79.90     $ 76.27    4.8%

Hampton Inn
  Occupancy                                       68.0%       69.3%   (1.3)pts
  ADR                                           $ 58.76     $ 54.97    6.9%
  RevPAR                                        $ 39.94     $ 38.12    4.8%

Hampton Inn & Suites
  Occupancy                                           -           -       -
  ADR                                                 -           -       -
  RevPAS                                              -           -       -

Homewood Suites
  Occupancy                                       74.2%       75.7%   (1.5)pts
  ADR                                           $ 86.12     $ 80.02    7.6%
  RevPAS                                        $ 63.89     $ 60.54    5.5%

TOTAL SYSTEM HOTELS
Embassy Suites
  Occupancy                                       73.1%       74.0%   (0.9)pts
  ADR                                           $107.99     $102.57    5.3%
  RevPAS                                        $ 78.91     $ 75.88    4.0%

Hampton Inn
  Occupancy                                       67.0%       69.0%   (2.0)pts
  ADR                                           $ 58.89     $ 55.02    7.0%
  RevPAR                                        $ 39.46     $ 37.97    3.9%

Hampton Inn & Suites
  Occupancy                                       54.4%           -    N/M
  ADR                                           $ 66.28           -    N/M
  RevPAS                                        $ 36.07           -    N/M

Homewood Suites
  Occupancy                                       71.6%       74.8%   (3.2)pts
  ADR                                           $ 87.09     $ 79.32    9.8%
  RevPAS                                        $ 62.39     $ 59.34    5.1%

TOTAL SYSTEM REVENUES (in thousands)
Hampton Inn                                    $208,643    $172,292   21.1%
Embassy Suites                                  197,737     176,604   12.0%
Homewood Suites                                  18,083      15,698   15.2%
Hampton Inn & Suites                              2,036           -    N/M
                                               --------    --------
                                               $426,499    $364,594   17.0%
                                               ========    ========

*Includes results for only those hotels open for the entire applicable period for both years.

                            Management's Discussion and Analysis of Financial
                             Condition and Results of Operations (Continued)

TOTAL HOTELS AND ROOMS/SUITES


                         Number of Hotels    Percent   Number of Rooms/Suites    Percent
                      March 31,  March 31,      Inc/      March 31,  March 31,      Inc/
                          1996       1995      (Dec)          1996       1995      (Dec)
                      --------   --------    -------   -----------   --------    -------
Embassy Suites
  Company owned              9          9         -          2,025      2,025          -
  Joint venture             23         23         -          5,897      5,901       (0.1)%
  Management contract       30         25      20.0 %        7,251      6,124       18.4 %
  Franchised                55         52       5.8 %       12,493     11,885        5.1 %
                           ---        ---                   ------     ------
                           117        109       7.3 %       27,666     25,935        6.7 %
                           ===        ===                   ======     ======
Hampton Inn
  Company owned             14         15      (6.7)%        1,916      2,047       (6.4)%
  Joint venture             19         19         -          2,376      2,376          -
  Management contract        4          4         -            464        464          -
  Franchised               494        416      18.8 %       54,082     46,528       16.2 %
                           ---        ---                   ------     ------
                           531        454      17.0 %       58,838     51,415       14.4 %
                           ===        ===                   ======     ======
Hampton Inn & Suites
  Company owned              -          -         -              -          -          -
  Joint venture              -          -         -              -          -          -
  Management contract        1          -         -            127          -          -
  Franchised                 6          -         -            677          -          -
                           ---        ---                   ------     ------
                             7          -         -            804          -          -
                           ===        ===                   ======     ======
Homewood Suites
  Company owned              9          8      12.5 %        1,024        932        9.9 %
  Joint venture              -          -         -              -          -          -
  Management contract        -          -         -              -          -          -
  Franchised                22         19      15.8 %        2,217      2,033        9.1 %
                           ---        ---                   ------     ------
                            31         27      14.8 %        3,241      2,965        9.3 %
                           ===        ===                   ======     ======

Total System
  Company owned             32         32         -          4,965      5,004       (0.8)%
  Joint venture             42         42         -          8,273      8,277       (0.1)%
  Management contract       35         29      20.7 %        7,842      6,588       19.0 %
  Franchised               577        487      18.5 %       69,469     60,446       14.9 %
                           ---        ---                   ------     ------
                           686        590      16.3 %       90,549     80,315       12.7 %
                           ===        ===                   ======     ======


                           PART II - OTHER INFORMATION
                           ---------------------------
                    Item 6.  Exhibits and Reports on Form 8-K
                    -----------------------------------------

(a)  Exhibits

     EX-10.1 Form of Interest Swap Confirmations, dated January 22, 1996, between NationsBank, N.A. and Promus Hotels, Inc.(1)

     EX-10.2 Form of Unwind Interest Swap Confirmation, dated January 22, 1996, between NationsBank, N.A. and Promus Hotels, Inc.(1)

     EX-10.3 Form of Guarantee Agreement, dated February 6, 1996, among Promus Hotel Corporation and Promus Hotels, Inc., Canadian Imperial Bank of Commerce, as agent for the Lenders, FelCor Suites Limited Partnership, FelCor/CSS Holdings L.P., and FelCor Suite Hotels, Inc. (1)

     EX-27       Financial Data Schedule. (1)

(b)  No reports on Form 8-K were filed during the quarter ended
     March 31, 1996.

- --------
Footnote

(1)  Filed herewith.

                                  Signature
                                  ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PROMUS HOTEL CORPORATION

May 7, 1996                      By: JEFFERY M. JARVIS
                                     -----------------------------
                                     Jeffery M. Jarvis
                                     Vice President and Controller
                                     (Chief Accounting Officer)

                                  Exhibit Index
                                  -------------
                                                              Sequential
Exhibit No.                 Description                          Page No.
- ------------     ----------------------------------------     ----------

(a)  EX-10.1     Form of Interest Swap Confirmations,
                 dated January 22, 1996, between
                 NationsBank, N.A. and Promus Hotels,
                 Inc.(1)                                              26

     EX-10.2     Form of Unwind Interest Swap Confirmation,
                 dated January 22, 1996, between NationsBank,
                 N.A. and Promus Hotels, Inc.(1)                      32

     EX-10.3     Form of Guarantee Agreement, dated
                 February 6, 1996, among Promus Hotel
                 Corporation, and Promus Hotels, Inc., Canadian
                 Imperial Bank of Commerce, as agent for the
                 Lenders, FelCor Suites Limited
                 Partnership, FelCor/CSS Holdings L.P., and
                 FelCor Suite Hotels, Inc. (1)                        33

     EX-27       Financial Data Schedule. (1)                         43

(b)  No reports on Form 8-K were filed during the quarter ended
     March 31, 1996.

- --------
Footnote

(1)  Filed herewith.