Form 10-K/A
period 1995-12-31
PROMUS HOTEL CORP
filed 1996-06-06
CIK 944647

As filed with the Securities and Exchange Commission on June 6, 1996.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.
                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                         ---------    --------

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
       Registrant's telephone number, including area code: (901) 374-5000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                Name of each exchange on which registered
- -------------------                -----------------------------------------
Common Capital Stock,
  Par Value $0.10 per share*       NEW YORK STOCK EXCHANGE
                                   CHICAGO STOCK EXCHANGE
                                   PACIFIC STOCK EXCHANGE
                                   PHILADELPHIA STOCK EXCHANGE
_________
* Common Capital Stock also has special stock purchase rights listed on each of the same exchanges

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   x
             --

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $26.00 for the Common Stock as reported on the New York Stock Exchange Composite Tape on March 1, 1996, is $1,309,186,736.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 1, 1996

       Common Capital Stock . . . . . . . . . . . . . . . . . 51,380,405 shares

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes      X               No  _____
                              ---------

At March 31, 1996, there were outstanding 51,384,859 shares of the Company's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 3.   Exhibits (footnotes appear on page 4)

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
       *10(1)   Form of Indemnification Agreement entered into by Promus Hotel
                Corporation and each of its directors and executive officers.
       +10(2)   Promus Hotel Corporation 1995 Stock Option Plan.  (5)
       +10(3)   Promus Hotel Corporation 1995 Restricted Stock Plan.  (6)
       +10(4)   Promus Hotel Corporation Savings and Retirement Plan.  (13)
      *+10(5)   Form of Amendment to Promus Hotel Corporation Savings and
                Retirement Plan effective as of June 30, 1995.
      *+10(6)   Form of Amendment to Promus Hotel Corporation Savings and
                Retirement Plan dated November 15, 1995.
       +10(7)   Promus Hotel Corporation Non-Management Directors Stock
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
        10(20)  Plan of Reorganization and Distribution Agreement, dated as of
                June 30, 1995, between The Promus Companies Incorporated and
                Promus Hotel Corporation.  (10)
        10(21)  Tranche A Credit Agreement, dated as of June 7, 1995, among
                Embassy Suites, Inc., as Initial Borrower, Promus Hotels, Inc.,
                as the Subsequent Borrower, certain subsidiaries and related parties from time to time party thereto, as Guarantors, the several Lenders from time to time party thereto, and
                NationsBank, N.A. (Carolinas), as Agent.  (9)
        10(22)  First Amendment to Tranche A Credit Agreement, dated as of June
                30, 1995, by and among Embassy Suites, Inc., Promus Hotels,
                Inc., The Promus Companies Incorporated, Promus Hotel
                Corporation and NationsBank, N.A. (Carolinas), as Agent.  (10)
        10(23)  Tranche A Assignment and Assumption Agreement, dated as of June
                30, 1995, among Embassy Suites, Inc., Promus Hotels, Inc., The
                Promus Companies Incorporated and NationsBank, N.A. (Carolinas).
                (10)

        10(24)  Tranche B Credit Agreement, dated as of June 7, 1995, among
                Embassy Suites, Inc. as Initial Borrower, Promus Hotels, Inc.,
                as the Subsequent Borrower, certain subsidiaries and related parties from time to time party thereto, as Guarantors, the several Lenders from time to time party thereto, and
                NationsBank, N.A. (Carolinas), as Agent.  (9)
        10(25)  First Amendment to Tranche B Credit Agreement, dated as of June
                30, 1995, by and among Embassy Suites, Inc., Promus Hotels,
                Inc., The Promus Companies Incorporated, Promus Hotel
                Corporation and NationsBank, N.A. (Carolinas).  (10)
        10(26)  Tranche B Assignment and Assumption Agreement, dated as of June
                30, 1995, by and among Embassy Suites, Inc., Promus Hotels,
                Inc., The Promus Companies Incorporated, Promus Hotel
                Corporation and NationsBank, N.A. (Carolinas).  (10)
        10(27)  Pledge Agreement, dated as of June 30, 1995, by and among Promus
                Hotel Corporation, Promus Hotels, Inc., certain subsidiaries which may now be owners of Credit Parties and NationsBank, N.A.
                (Carolinas).  (10)
        10(28)  Escrow Agreement, dated as of June 30, 1995, among Promus Hotel
                Corporation, Promus Hotels, Inc. and NationsBank.  (9)
        10(29)  Employee Benefits and Other Employment Matters Allocation
                Agreement, dated as of June 30, 1995, between The Promus
                Companies Incorporated and Promus Hotel Corporation.  (10)
        10(30)  Risk Management Allocation Agreement, dated as of June 30, 1995, between The Promus Companies Incorporated and Promus Hotel
                Corporation.  (10)
        10(31)  Tax Sharing Agreement, dated as of June 30, 1995, between The
                Promus Companies Incorporated and Promus Hotel Corporation.
                (10)
        10(32)  International Swap Dealers Association, Inc. Master Agreement,
                dated as of June 30, 1995, among Promus Hotels, Inc. and
                NationsBank, N.A. (Carolinas). (10)
        10(33)  Transfer Agreement, dated as of June 30, 1995, among Embassy
                Suites, Inc., Promus Hotels, Inc. and NationsBank, N.A.
                (Carolinas).  (10)
        10(34)  Subscription Agreement, dated as of October 17, 1995, by and among Promus Hotels, Inc. and FelCor Suites Hotels, Inc. and
                FelCor Suites Limited Partnership.  (11)
        10(35)  Management Agreement, dated as of December 17, 1986, between
                Hampton Inns, Inc. and Hampton/GHI Associates No. 1.  (1)
        10(36)  Form of Management Agreement between Embassy Suites, Inc. and affiliates of General Electric Pension Trust.  (1)
       *10(37)  Form of Assignment and Assumption of Manager's Interest in
                Management Agreement (General Electric Pension Trust), dated
                June 30, 1995, between Embassy Suites, Inc. and Promus Hotels,
                Inc.
       *10(38)  Form of Aircraft Agreement, dated August 4, 1995, between Promus
                Hotels, Inc. and Harrah's Operating Company, Inc.
       *10(39)  Form of Interest Swap Confirmations, between NationsBank, N.A.
                and Promus Hotels, Inc. dated December 11, 1995.
       *10(40)  Form of Interest Swap Confirmations between NationsBank, N.A.
                and Promus Hotels, Inc. dated January 24, 1995, as amended on
                December 6, 1995.
       *11(1)   Computation of per share earnings.
       *12(1)   Computations of ratios.
       *13(1)   Portions of Annual Report to Stockholders for the fiscal year ended December 31, 1995.
       *21(1)   List of subsidiaries of Promus Hotel Corporation.
       *23(1)   Consent of Arthur Andersen LLP.
      **27(1)   Financial Data Schedule.

- ----------
* Included as an Exhibit to the Form 10-K of the Registrant, filed with the Commission on March 12, 1996.

**   Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(s)(3) of Form 10-K

                          (Footnotes on following page)

Footnotes

    (1) Incorporated by reference from Holiday Corporation's Annual Report on Form 10-K for the fiscal year ended January 2, 1987, filed March 2, 1987, File No. 1-8900.

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

    (5) Incorporated by reference from PCI's Proxy Statement, Annex III-A, dated April 25, 1995, File No. 1-11463.

    (6) Incorporated by reference from PCI's Proxy Statement, Annex III-B, dated April 25, 1995, File No. 1-11463.

    (7) Incorporated by reference from PCI's Proxy Statement, Annex VII, dated April 25, 1995, File No. 1-11463.

    (8) Incorporated by reference from PCI's Proxy Statement, Annex VIII, dated April 25, 1995, File No. 1-11463.

    (9) Incorporated by reference from the Company's Current Report on Form 8-K, filed June 14, 1995, File No. 1-11463

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


                                        PROMUS HOTEL CORPORATION


   June 6, 1996                         By:_________________________
                                           Ralph B. Lake
                                           Vice President and Secretary