Form 10-Q
period 1996-06-30
PROMUS HOTEL CORP
filed 1996-08-12
CIK 944647

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                   Yes     X                    No
                        -------                      ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996.

        Common Stock ................................ 51,389,314 shares

                                  Page 1 of 52
                              Exhibit Index Page 32

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          Item 1. Financial Statements
                         ----------------------------

     As discussed in Note 1, on June 30, 1995, The Promus Companies Incorporated (Parent) completed the transfer of the operations, assets and liabilities of its hotel business (the Hotel Business), composed of three brands targeted at specific market segments (Embassy Suites, Hampton Inn and Homewood Suites) to a new publicly traded entity, Promus Hotel Corporation (Promus or the Company). The accompanying consolidated condensed financial statements of Promus include the assets, liabilities, revenues, expenses and cash flows of the Hotel Business on a stand-alone basis for the six months ended June 30, 1995, as well as actual results of the Company as of December 31, 1995 and for the six months ended June 30, 1996.

     The accompanying unaudited consolidated condensed financial statements of Promus, a Delaware corporation, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The financial statements are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of a full year of operations. These consolidated condensed financial statements should be read in conjunction with Promus' consolidated financial statements and notes thereto included in the Promus 1995 Annual Report to Stockholders.

                            PROMUS HOTEL CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                    June 30,    Dec. 31,
(in thousands, except share amounts)                                   1996        1995

                                                                 ----------  ----------
ASSETS
Current assets
  Cash and cash equivalents                                       $   4,291   $   2,668
  Receivables, including notes receivable of $1,076 and $497,
    less allowance for doubtful accounts of $1,248 and $1,172        19,454      14,837
  Deferred income taxes                                               3,397       3,492
  Prepayments and other                                               3,867       2,429
                                                                  ---------   ---------
      Total current assets                                           31,009      23,426
Land, buildings, furniture and equipment                            440,582     436,887
Less: accumulated depreciation                                     (111,796)   (104,993)
                                                                  ---------   ---------
                                                                    328,786     331,894
Investments in and advances to nonconsolidated affiliates
  (Note 6)                                                          135,271      90,506
Investment in franchise system                                       40,814      31,652
Deferred costs and other                                             42,982      42,331
                                                                  ---------   ---------
                                                                  $ 578,862   $ 519,809
                                                                  =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                $  19,948   $  18,202
  Accrued expenses                                                   39,469      36,371
  Current portion of long-term debt                                     275         278
                                                                  ---------   ---------
      Total current liabilities                                      59,692      54,851
Long-term debt (Note 3)                                             243,180     229,479
Deferred credits and other                                           39,499      36,282
Deferred income taxes                                                32,040      31,830
                                                                  ---------   ---------
                                                                    374,411     352,442
                                                                  ---------   ---------
Commitments and contingencies (Note 4)
Stockholders' equity
  Common stock, $0.10 par value, 360,000,000 shares authorized,
    51,389,314 and 51,371,152 shares outstanding, net of 5,466
    and 2,626 shares held in treasury                                 5,139       5,137
  Capital surplus                                                   136,291     136,057
  Retained earnings                                                  56,234      25,349
  Unrealized gain on marketable equity securities, net of
    related deferred tax liability of $4,830 and $1,165               7,555       1,822
  Deferred compensation related to restricted stock                    (768)       (998)
                                                                  ---------   ---------
                                                                    204,451     167,367
                                                                  ---------   ---------
                                                                  $ 578,862   $ 519,809
                                                                  =========   =========

The accompanying notes are an integral part of these consolidated condensed balance sheets.

                            PROMUS HOTEL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                Second Quarter Ended       Six Months Ended
                                                June 30,     June 30,   June 30,    June 30,
(in thousands)                                     1996         1995       1996        1995
                                               --------      -------   --------    --------
Revenues
  Company owned hotels
    Rooms                                      $ 31,642      $30,165   $ 62,955    $ 59,634
    Food and beverage                             1,661        1,896      3,186       3,788
    Other                                         1,852        1,738      3,744       3,430
  Franchise and management fees                  26,198       20,697     47,518      38,193
  Other                                           8,040        7,028     14,152      12,966
                                               --------      -------   --------    --------
      Total revenues                             69,393       61,524    131,555     118,011
                                               --------      -------   --------    --------
Operating expenses
  Company owned hotels
    Rooms                                        15,300       14,381     29,980      27,981
    Food and beverage                             1,551        1,852      2,943       3,554
    Other                                         3,286        3,116      6,530       6,687
  Other operating expenses                        7,812        7,230     13,483      12,452
  Depreciation of buildings and equipment         6,005        5,319     11,854      10,439
  Corporate expense                               3,190        1,869      7,021       4,201
                                               --------      -------   --------    --------
      Total operating expenses                   37,144       33,767     71,811      65,314
                                               --------      -------   --------    --------
Operating income before property transactions    32,249       27,757     59,744      52,697
Property transactions                             3,802          (32)     3,537        (327)
                                               --------      -------   --------    --------
Operating income                                 36,051       27,725     63,281      52,370
Interest expense, net of interest capitalized
  (Note 3)                                       (7,693)      (8,068)   (15,401)    (16,380)
Interest and other income                         2,432          420      4,556         674
                                               --------      -------   --------    --------
Income before income taxes                       30,790       20,077     52,436      36,664
Provision for income taxes                      (12,654)      (8,451)   (21,551)    (15,434)
                                               --------      -------   --------    --------
Net income (Note 8)                            $ 18,136      $11,626   $ 30,885    $ 21,230
                                               ========      =======   ========    ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            PROMUS HOTEL CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended
                                                                 June 30,     June 30,
(in thousands)                                                      1996         1995
                                                                --------     --------
Cash flows from operating activities
  Net income                                                    $ 30,885     $ 21,230
  Adjustments to reconcile net income
    to cash flows provided by operating activities
      Depreciation and amortization                               13,347       11,731
      Other noncash items                                             42         (230)
      Equity in earnings of, net of distributions
        from, nonconsolidated affiliates                           2,094         (952)
      Net (gains) losses from property transactions               (3,789)         175
      Net change in long-term accounts                            (1,114)       1,773
      Net change in working capital accounts                        (698)      (1,800)
                                                                --------     --------
          Cash flows provided by operating activities             40,767       31,927
                                                                --------     --------
Cash flows from investing activities
  Investment in and advances to nonconsolidated
    affiliates                                                   (37,205)        (294)
  Land, buildings, furniture and equipment additions             (23,812)     (33,608)
  Proceeds from property transactions                             18,629         (175)
  Net investments in franchise system                            (12,336)      (8,400)
  Advances under mezzanine loan agreements                        (2,910)      (5,874)
  Recovery of investment in franchise system                       2,699        1,710
  Repayments under mezzanine loan agreements                       1,500            -
  Other                                                              378          227
                                                                --------     --------
          Cash flows used in investing activities                (53,057)     (46,414)
                                                                --------     --------
Cash flows from financing activities
  Net borrowings under revolving credit facility                  13,850            -
  Debt retirements                                                  (152)        (145)
  Advances from parent                                                 -       14,840
  Other                                                              215            -
                                                                --------     --------
          Cash flows provided by financing
            activities                                            13,913       14,695
                                                                --------     --------
Net increase in cash and cash equivalents                          1,623          208
Cash and cash equivalents, beginning of period                     2,668        2,221
                                                                --------     --------
Cash and cash equivalents, end of period                        $  4,291     $  2,429
                                                                ========     ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                            PROMUS HOTEL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION
- ------------------------------------------------
     On June 30, 1995, The Promus Companies Incorporated (Parent) completed the transfer of the operations, assets and liabilities of its hotel business (the Hotel Business), composed of three hotel brands targeted at specific market segments (Embassy Suites, Hampton Inn and Homewood Suites) to a new publicly traded entity, Promus Hotel Corporation (Promus or the Company). As approved by Parent's Board of Directors and stockholders on May 26, 1995, this entity was spun-off (the Spin-Off) from Parent and its stock was distributed to Parent's stockholders on a one-for-two basis effective June 30, 1995 (the Distribution). Concurrent with the Distribution, Parent changed its name to Harrah's Entertainment, Inc.

     The accompanying consolidated condensed financial statements include the assets, liabilities, revenues, expenses and cash flows of Parent's Hotel Business on a stand-alone basis for the six months ended June 30, 1995, as well as actual results of the Company as of December 31, 1995 and for the six months ended June 30, 1996. The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses.

     All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned companies and joint ventures over which Promus has the ability to exercise significant influence are accounted for using the equity method. Promus reflects its share of income before interest expense of these nonconsolidated affiliates in revenues - other and its proportionate share of interest expense of such nonconsolidated affiliates is included in interest expense in the consolidated statements of income (see Note 6 for combined summarized financial information regarding these nonconsolidated affiliates). Management believes Promus' inclusion of its proportionate share of the interest expense of its equity investees in interest expense is the preferable presentation due to the nature of its equity investments. Certain prior year amounts have been reclassified to conform with the current year presentation.

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
                                   (UNAUDITED)

NOTE 2 - NATURE OF OPERATIONS
- -----------------------------
     Promus owns, operates and franchises the Embassy Suites, Embassy Vacation Resorts, Hampton Inn, Homewood Suites and Hampton Inn & Suites hotel brands. The Embassy Suites brand is a full-service hotel brand that management believes comprises the largest all-suite upscale hotel system in the United States by number of hotel suites and system revenue. Embassy Vacation Resorts is the Company's newest hotel brand and represents Promus' entry into the timeshare market. The Hampton Inn brand offers a limited-facility hotel and the Homewood Suites brand offers residential-style accommodations designed for the extended stay traveler. The Hampton Inn & Suites brand combines, in a single hotel, Hampton-style rooms with two-room suites and a lodge-like common area.

     Promus' primary focus is to develop, grow and support its franchise business for all brands. Promus brand hotels are located in virtually every state, the District of Columbia and five foreign countries. Promus charges each franchisee royalty fees of generally four percent of suite or room rentals. Royalty fees for the six months ended June 30, 1996 and 1995 were based on system-wide reported rooms revenues of $923.4 million (including $63.0 million from company owned hotels) and $783.1 million, (including $59.6 million from company owned hotels) respectively. In addition, Promus earns a licensing fee for new licenses granted to franchisees when the franchise is approved. Promus also receives franchise fees of generally two percent of net interval sales and two percent of suite revenues related to Embassy Vacation Resort properties.

     Promus operates 116 Promus-brand hotels (including one Embassy Vacation Resort). Company operated properties include wholly-owned, partially owned through joint ventures and hotels managed for third parties. Promus has followed an asset strategy to own and manage a mix of Promus hotels that can positively affect profits and enhance its role as franchisor for its brands. Management fee income is based on a percentage of gross revenues, profits, or both, at the related managed property.

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
                                   (UNAUDITED)

NOTE 3 - LONG-TERM DEBT
- -----------------------
     Parent Debt Allocation
     ----------------------
     The Company's results of operations through June 30, 1995 reflect all indebtedness, together with related interest expense, specifically identified with Promus entities, as well as a pro rata portion of Parent's historical corporate debt balance, unamortized deferred finance charges and interest expense. Allocations of those amounts to Promus from Parent were based on the percentage of Parent's historical corporate debt that was expected to be retired using proceeds from Promus' new $350 million bank credit facility (the Promus Facility). Parent's corporate interest expense, including amortization of deferred finance costs, allocated to Promus before the Spin-Off was $5.5 million and $10.5 million for the three and six months ended June 30, 1995.

     Interest Rate Agreements
     ------------------------
     As of June 30, 1996, Promus was a party to several interest rate swap agreements that help the Company manage the relative mix of its debt between fixed and variable rate instruments. These agreements effectively modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. Pursuant to the agreements, Promus receives a variable interest rate tied to LIBOR in exchange for its payments at a fixed interest rate. The fixed rates to be paid by Promus are summarized in the following table.


                                                 Next
                                            Quarterly
 Notional Amount                             Variable
 (All Associated               Effective         Rate
 with the Promus   Swap Rate     Rate at   Adjustment          Swap
       Facility)  Paid(Fixed)    June 30         Date      Maturity
 ---------------  -----------  ---------   ----------      --------
   $12.5 million        6.92%      7.37%       9/1996       12/1998
   $12.5 million        6.74%      7.19%       7/1996        1/1999
   $12.5 million        6.68%      7.13%       9/1996       12/1999
   $12.5 million        6.52%      6.97%       7/1996        1/2000
   $50.0 million        6.99%      7.44%       9/1996        3/2000

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
                                   (UNAUDITED)

NOTE 3 - LONG TERM DEBT (CONTINUED)
- ----------------------------------
     The differences to be paid or received under the terms of the interest rate swap agreements described above are accrued as an adjustment to interest expense for the related debt. Changes in interest rates pursuant to the terms of these interest rate agreements will have a corresponding effect on Promus' future cash flows. These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. Promus minimizes that risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

NOTE 4 - CONTRACTUAL COMMITMENTS
- --------------------------------
     Contractual Commitments
     -----------------------
     Promus is liable under certain lease agreements pursuant to which it has assigned the direct obligation to third party interests. Additionally, Promus manages certain hotels for others under agreements that provide for payments or loans to the hotel owners if stipulated levels of financial performance are not maintained. The Company has also provided guarantees for certain loans related to joint venture and other investments (see discussion regarding $25.0 million loan guarantee related to the FelCor Agreements below). Promus believes the likelihood is remote that material payments will be required under these agreements. Promus' estimated maximum exposure under such agreements is approximately $64.0 million over the next 30 years.

     FelCor Agreements
     -----------------
     In May 1995, Promus entered into a Subscription Agreement with FelCor Suite Hotels, Inc. and FelCor Suites Limited Partnership (FelCor) whereby Promus agreed to purchase up to $25.0 million in FelCor limited partnership interests to help fund the partnership's acquisition of all-suite upscale hotels to be converted to the Embassy Suites brand. In September 1995, Promus entered into a second agreement with FelCor in connection with FelCor's agreement to acquire the Crown Sterling Suites hotel chain. FelCor is currently in the process of converting 16 of the Crown Sterling Suites hotels they acquired (over 4,000 suites) to the Embassy Suites brand. In

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
                                   (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
- -------------------------------------------------
consideration, Promus agreed to make up to a $50.0 million investment in FelCor common stock and has guaranteed repayment of a third party loan advanced to FelCor that is not to exceed $25.0 million (which is included in the $64.0 million estimate of maximum exposure under contractual commitments discussed above). Hotels converted to the Embassy Suites brand under either of these agreements will operate under 20-year license agreements, and 10-year management contracts will be awarded to Promus. Subject to some restrictions, the limited partnership interests may be converted to shares of FelCor common stock on a one-for-one basis and the common stock may be sold on the open market.

     As of June 30, 1996, FelCor had acquired 24 all-suite hotel properties (including 16 Crown Sterling Suites hotels) under these agreements. Of the eight non-Crown Sterling Suites hotels acquired, five had been Embassy Suites hotels before their acquisition, and two of those five were already being managed by Promus. As of June 30, 1996, Promus managed all 24 properties (which include 5,765 suites), with nine of the Crown Sterling Suites hotels still in the process of being converted to the Embassy Suites brand. Conversion of the remaining properties is expected to be complete by the fall of 1996. Although management fees are already being earned on all of these properties, franchise royalties do not begin to accrue until the conversion is complete. As of June 30, 1996, Promus had funded $70.6 million of the total $75.0 million commitment. Based on the market value of FelCor common stock as of June 30, 1996, Promus recorded an unrealized gain on marketable equity securities of $12.4 million (before tax) directly to stockholders' equity. This amount will change with increases or decreases in the market value of FelCor common stock.

     Equity Inns and Winston Hotels Agreements
     -----------------------------------------
     Promus has strategic development alliances with Equity Inns, Inc. (Equity
Inns), and Winston Hotels, Inc. (Winston Hotels) whereby Promus will invest up to $15.0 million in both Equity Inns and Winston Hotels common stock as they purchase existing or to be constructed Promus hotels from the Company. During the second quarter two company owned properties, a Hampton Inn hotel in Michigan and a Homewood Suites hotel in Connecticut, were sold to Equity Inns for cash proceeds of $18.6 million. Simultaneously, Promus made a $4.0 million investment in Equity Inns common stock.

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
                                   (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
- -------------------------------------------------
The agreements provide for the sale of one additional company owned property at a stated price and seven company approved projects at Promus' cost of construction. In addition to the Homewood Suites hotel Equity Inns purchased in the second quarter, they are the largest owner of Hampton Inn hotels, with 31 properties. Winston Hotels currently owns 13 Promus branded hotels. Equity Inns and Winston Hotels have each expressed their intent to spend $100.0 million for development of Promus brand properties over the next few years. Promus will receive 20-year license agreements and 10-year management agreements for hotels developed or purchased pursuant to these agreements.

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

     Employment and Severance Agreements
     -----------------------------------
     Promus has severance agreements with 13 senior officers of the Company that provide for a payment of 2.99 times the average annual cash compensation (salary and bonus) paid to each executive for the five preceding calendar years, including compensation paid during service with Parent. The agreements also provide for accelerated payment of any compensation or awards payable to the executives under any Promus incentive compensation or stock option plan in the event of termination of an executive's employment, as described in the agreements, subsequent to a change in control of Promus, as defined. The maximum amount of compensation that would be payable under all agreements if a change in control occurred and if the executives were terminated as of June 30, 1996, would be approximately $22.7 million.

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
                                   (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
- -------------------------------------------------
     Self-Insurance Reserves
     -----------------------
     Promus self-insures various levels of general liability, workers' compensation and employee medical coverage. All self-insurance reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such things as medical costs and legal expenses, as well as changes in actual experience, could cause these estimates to change in the near term.

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES
- --------------------------------------------------------------------
    The following table reconciles Promus' interest expense, net of interest capitalized, to cash paid for interest (in thousands):


                                                  Second Quarter Ended     Six Months Ended
                                                   June 30,    June 30,  June 30,   June 30,
                                                      1996        1995      1996       1995
                                                   -------     -------   -------    -------
Interest expense, net of amount capitalized
  (Note 3)                                         $ 7,693     $ 8,068   $15,401    $16,380
Adjustments to reconcile to cash paid for interest
    Promus' share of interest expense of
      nonconsolidated affiliates (Note 6)           (3,029)     (3,354)   (6,036)    (6,615)
    Capitalized interest                               395         664       725        664
    Net change in accruals                             580           -       246          -
    Amortization of deferred finance charges          (196)       (208)     (388)      (402)
    Other                                              (38)        (41)      (76)       (85)
                                                   -------     -------   -------    -------
Cash paid for interest                             $ 5,405     $ 5,129   $ 9,872    $ 9,942
                                                   =======     =======   =======    =======
Cash paid for income taxes                         $20,191     $     -   $24,779    $     -
                                                   =======     =======   =======    =======


     For purposes of this presentation, interest expense allocated to Promus by Parent is assumed to be paid in the quarter allocated. Parent was responsible for the payment of Promus' income taxes for periods prior to the Spin-Off.

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
                                   (UNAUDITED)

NOTE 6 - NONCONSOLIDATED AFFILIATES
- -----------------------------------
     Combined summarized statements of income for nonconsolidated affiliates, which Promus accounted for using the equity method, were as follows (in thousands):

<CAPTION

                                                  Second Quarter Ended     Six Months Ended
                                                   June 30,    June 30,   June 30,  June 30,
                                                      1996        1995       1996      1995
                                                   -------     -------    -------   -------
Combined Summarized Statements of Income
  Revenues                                         $42,224     $42,797    $83,165   $80,770
                                                   =======     =======    =======   =======
  Operating income                                 $11,222     $11,201    $20,261   $19,172
                                                   =======     =======    =======   =======
  Net income                                       $ 4,735     $ 4,024    $ 7,321   $ 5,005
                                                   =======     =======    =======   =======


     Promus' share of its nonconsolidated affiliates' combined net income is reflected in the accompanying consolidated condensed statements of income as follows (in thousands):

                                                  Second Quarter Ended     Six Months Ended
                                                   June 30,    June 30,   June 30,  June 30,
                                                      1996        1995       1996      1995
                                                   -------     -------    -------   -------
Pre-interest income (included in
  revenues - other)                                $ 5,915     $ 5,986    $10,860   $10,466
                                                   =======     =======    =======   =======
Interest expense (included in interest expense)    $(3,029)    $(3,354)   $(6,036)  $(6,615)
                                                   =======     =======    =======   =======


The components of investments in and advances to nonconsolidated affiliates reflected in the consolidated condensed balance sheets were as follows (in thousands):

                                                            June 30,    Dec. 31,
                                                               1996        1995
                                                           --------     -------
At market                                                  $ 87,421     $33,016
At equity                                                    37,904      39,868
At cost                                                       9,946      17,622
                                                           --------     -------
                                                           $135,271     $90,506
                                                           ========     =======

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
                                   (UNAUDITED)

NOTE 7 - SUMMARIZED FINANCIAL INFORMATION
- -----------------------------------------
     Promus Hotels, Inc. (PHI) is a wholly-owned subsidiary of Promus and the primary entity through which the operations of Promus are conducted. PHI is also Promus' principal asset. Summarized consolidated financial information for PHI, prepared on the same basis as Promus, is as follows (in thousands):


                                                                        June 30,    Dec. 31,
                                                                           1996        1995
                                                                       --------    --------
ASSETS
Current assets                                                         $ 30,759    $ 23,246
Land, buildings and equipment, net                                      328,786     331,894
Other assets                                                            215,228     163,714
                                                                       --------    --------
                                                                        574,773     518,854
                                                                       --------    --------
LIABILITIES
Current liabilities                                                      59,918      54,851
Long-term debt                                                          243,180     229,479
Other liabilities                                                        71,539      68,112
                                                                       --------    --------
                                                                        374,637     352,442
                                                                       --------    --------
Net assets                                                             $200,136    $166,412
                                                                       ========    ========



                                            Second Quarter Ended           Six Months Ended
                                             June 30,    June 30,       June 30,    June 30,
                                                1996        1995           1996        1995
                                             -------     -------       --------    --------
Revenues                                     $69,393     $61,524       $131,555    $118,011
                                             =======     =======       ========    ========
Operating income                             $36,282     $27,725       $ 63,640    $ 52,370
                                             =======     =======       ========    ========
Net income                                   $18,279     $11,626       $ 31,104    $ 21,230
                                             =======     =======       ========    ========


                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1996
                                   (UNAUDITED)

NOTE 8 - EARNINGS PER SHARE
- ---------------------------

     Promus' common stock was distributed in connection with the Spin-Off on June 30, 1995. In order to present earnings per share on a comparable basis, the weighted average common shares outstanding for periods prior to the Spin-Off are assumed to be equal to the actual common and common equivalent shares outstanding on June 30, 1995. Historical net income is used for all periods presented (in thousands, except per share amounts).


                                            Second Quarter Ended          Six Months Ended
                                             June 30,    June 30,       June 30,   June 30,
                                                1996        1995           1996       1995
                                             -------     -------        -------    -------
Net income                                   $18,136     $11,626        $30,885    $21,230
                                             =======     =======        =======    =======
Earnings per share                           $  0.35     $  0.23        $  0.60    $  0.41
                                             =======     =======        =======    =======
Weighted average shares outstanding           51,685      51,573         51,632     51,573
                                             =======     =======        =======    =======


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

     Promus owns, operates and franchises the Embassy Suites, Embassy Vacation Resorts, Hampton Inn, Homewood Suites and Hampton Inn & Suites hotel brands. The Embassy Suites brand is a full-service hotel brand that management believes comprises the largest all-suite upscale hotel system in the United States by number of hotel suites and system revenue. Embassy Vacation Resorts is the Company's newest hotel brand and represents Promus' entry into the timeshare market. The Hampton Inn brand offers a limited-facility hotel and the Homewood Suites brand offers residential-style accommodations designed for the extended stay traveler. The Hampton Inn & Suites brand combines, in a single hotel, Hampton-style rooms with two-room suites and a lodge-like common area.

     Promus' primary focus is to develop, grow and support its franchise business for all brands. Promus brand hotels are located in virtually every state, the District of Columbia and five foreign countries. Promus charges each franchisee royalty fees of generally four percent of suite or room rentals. Royalty fees for the six months ended June 30, 1996 and 1995 were based on system-wide reported rooms revenues of $923.4 million (including $63.0 million from company owned hotels) and $783.1 million, (including $59.6 million from company owned hotels) respectively. In addition, Promus earns a licensing fee for new licenses granted to franchisees when the franchise is approved. Promus also receives franchise fees of generally two percent of net interval sales and two percent of suite revenues related to Embassy Vacation Resort properties.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

     Promus operates 116 Promus-brand hotels (including one Embassy Vacation Resort). Company operated properties include wholly-owned, partially owned through joint ventures and hotels managed for third parties. Promus has followed an asset strategy to own and manage a mix of Promus hotels that can positively affect profits and enhance its role as franchisor for its brands. Management fee income is based on a percentage of gross revenues, profits, or both, at the related managed property.

RESULTS OF OPERATIONS
- ---------------------
     The principal factors affecting Promus' results are: continued growth in the number of hotels; occupancies and room rates achieved by the hotel brands; number and relative mix of owned, managed and franchised hotels; and Promus' ability to manage costs. The number of rooms/suites at franchised and managed properties and revenue per available room/suite (RevPAR/S) significantly affect Promus' results because franchise royalty and management fees are based upon a percentage of rooms/suites revenues. Increases in franchise and management fee revenues have a disproportionate favorable impact on Promus' operating margin due to minimal incremental costs associated with these revenues.

     Actual historical results of operations for the three and six months ended June 30, 1996 and 1995 were as follows (in millions, except percentages and per share data):


                             Second Quarter Ended                Six Months Ended
                              June 30,    June 30,    Inc/     June 30,   June 30,    Inc/
                                 1996        1995    (Dec)        1996       1995    (Dec)
                              -------     -------    -----     -------    -------    -----
Revenues                        $69.4       $61.5    12.8%      $131.6     $118.0    11.5%
Operating income before
  property transactions         $32.2       $27.8    15.8%      $ 59.7     $ 52.7    13.3%
Operating margin before
  property transactions          46.4%       45.2%    1.2pts      45.4%      44.7%    0.7pts
Operating income                $36.1       $27.7    30.3%      $ 63.3     $ 52.4    20.8%
Operating margin                 52.0%       45.0%    7.0pts      48.1%      44.4%    3.7pts
Net income                      $18.1       $11.6    56.0%      $ 30.9     $ 21.2    45.8%
Earnings per share (a)          $ 0.35      $ 0.23   52.2%      $  0.60    $  0.41   46.3%
Weighted average shares
    outstanding (a)              51.7        51.6                 51.6       51.6



- --------
(a) For purposes of computing earnings per share on a comparable basis, the weighted average shares outstanding for periods prior to the Spin-Off are assumed to be equal to the actual common and common equivalent shares outstanding on June 30, 1995.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

     Because Promus began operations as a public company on July 1, 1995, comparison with historical results is difficult. The most notable differences between years relate to the incremental stand alone public company costs incurred in the first six months of 1996, and that prior to the Spin-Off, interest was allocated to Promus from Parent at Parent's higher overall borrowing rate. In order to present the Company's 1995 results of operations on a pro forma basis to achieve better comparability between years, the following adjustments were made (in millions):

                                            Second Quarter          Six Months
                                                     Ended               Ended
                                            --------------          ----------
Incremental stand alone public
  company costs                                     $(2.0)              $(4.1)
Net reduction in interest expense                     1.0                 2.2
Decrease in tax provision related to
  the above adjustments                               0.4                 0.8
                                                    -----               -----
Total adjustments to net income                     $(0.6)              $(1.1)
                                                    =====               =====

     Results of operations on a pro forma basis for 1995 versus actual results for 1996 were as follows (in millions, except percentages and per share data):


                             Second Quarter Ended                Six Months Ended
                              June 30,    June 30,     Inc/    June 30,   June 30,    Inc/
                                 1996        1995     (Dec)       1996       1995    (Dec)
                              -------      ------     -----    -------    -------    -----
Revenues                        $69.4       $61.5     12.8%     $131.6     $118.1    11.4%
Operating income before
  property transactions         $32.2       $25.7     25.3%     $ 59.7     $ 48.6    22.8%
Operating margin before
  property transactions          46.4%       41.8%     4.6pts     45.4%      41.2%    4.2pts
Operating income                $36.1       $25.7     40.5%     $ 63.3     $ 48.3    31.1%
Operating margin                 52.0%       41.8%    10.2pts     48.1%      40.9%    7.2pts
Net income                      $18.1       $11.0     64.5%     $ 30.9     $ 20.2    53.0%
Earnings per share              $ 0.35      $ 0.21    66.7%     $  0.60    $  0.39   53.8%
Weighted average shares
  outstanding                    51.7        51.6                 51.6       51.6



                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

     The 1996 increases in revenues, operating income and operating margins are primarily a function of the approval and addition of new franchised hotels, additional management contracts (primarily as a result of the FelCor Agreements
- - see Development and Capital Spending), system-wide increases in ADR and cost containment. In addition, the May 1996 sale of two company owned hotels (one Hampton Inn and one Homewood Suites), the September 1995 opening of a new Homewood Suites hotel, and one Embassy Suites restaurant lease termination in October 1995, impact the year over year comparisons.

     Company owned hotel revenues increased 4.0% or $1.4 million and 4.5% or $3.0 million over 1995 for the three and six months ended June 30, 1996, respectively. On a comparable hotel basis (which includes only those hotels open for both years), second quarter 1996 RevPAR/S increased 6.3%, 6.2% and 6.6% over the same period last year at Embassy Suites, Hampton Inn and Homewood Suites hotels, respectively. For the six months ended June 30, 1996, RevPAR/S at Embassy Suites, Hampton Inn and Homewood Suites hotels increased 5.6%, 5.3% and 5.7% over 1995 on a comparable basis, respectively. Company owned hotel expenses increased 4.1% or $0.8 million and 3.2% or $1.2 million for the second quarter and first six months of 1996 compared to the same periods last year.

     Franchise and management fees increased 26.6% or $5.5 million and 24.4% or $9.3 million over 1995 for the three and six months ended June 30, 1996, respectively. As of June 30, 1996, Promus' combined hotel system had grown to include 729 properties and 96,087 rooms/suites (not including Embassy Vacation Resort properties), representing 17.6% and 15.9% increases over June 30, 1995, respectively. Although comparable system occupancy rates generally decreased slightly across brands, average daily rates (ADR) have consistently increased, resulting in higher RevPAR/S. The system expansion plus continued year over year RevPAR/S increases are the primary elements causing total system room revenues to increase 18.7% and 17.9% for the second quarter and first six months of 1996, over the comparable periods last year, to $496.9 million and $923.4 million, respectively. With the closing of the 16th and final Crown Sterling Suites hotel property by FelCor in May 1996, rooms under management contracts as of June 30, 1996 have increased 76.6% over prior year. This continued unit growth in the franchise systems and the expansion of hotels under management contract, coupled with the continued focus on rate growth and cost management, were the primary contributors to the Company's higher revenues, margins and operating income as compared to prior year.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

     Net income on a pro forma basis increased 64.5% and 53.0% over 1995 for the three and six months ended June 30, 1996. The 1996 results include a pretax property transaction gain of $4.2 million on the sale of a Hampton Inn hotel and a Homewood Suites hotel to Equity Inns (see Development and Capital Spending). Excluding property transactions from all periods, net income increased 43.8%, or $4.8 million and 41.5% or $8.5 million over 1995 for the three and six months ended June 30, 1996, respectively.

     The following comparison of expenses and other items is based on actual historical results (in millions, except percentages):


                            Second Quarter Ended                Six Months Ended
                             June 30,    June 30,    Inc/     June 30,   June 30,   Inc/
                                1996        1995    (Dec)        1996       1995   (Dec)
                             -------     -------    -----     -------    -------   -----
Interest expense               $(7.7)      $(8.1)    (4.9)%    $(15.4)    $(16.4)   (6.1)%
Interest and other income        2.4         0.4      N/M         4.6         .7     N/M
Effective tax rate              41.1%       42.1%    (1.0)pts    41.1%      42.1%   (1.0)pts


     Interest expense for the quarter and six months ended June 30, 1995, includes the pro rata allocation of corporate interest by Parent related to the debt that was expected to be retired in connection with the Spin-Off using funds drawn on the Company's new $350 million bank credit facility (the Promus Facility), in addition to Promus' share of interest expense attributable to its nonconsolidated affiliates (including joint ventures) and other specific hotel-related debt. Interest expense for the second quarter and first half of 1996 decreased compared to 1995 due primarily to lower actual interest rates obtained under the Promus Facility as compared to Parent's overall borrowing rate used to allocate corporate interest expense before the Spin-Off, in addition to a decrease in interest expense attributable to the Company's nonconsolidated subsidiaries, partially offset by an increase in interest expense related to deferred compensation balances. The decrease in nonconsolidated subsidiaries' interest expense results primarily from the July 1995 early debt extinguishment and accompanying $9.0 million investment the Company made in an Embassy Suites joint venture, and successfully securing more favorable terms on several other joint ventures' debt instruments over the past year.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

     Interest and other income for the second quarter and first six months of 1996 increased over 1995 due primarily to increased dividend income associated with the Company's REIT investments (see Development and Capital Spending), as well as interest income on mezzanine loans to franchisees and interest charged on Promus' investment in the franchise system.

     The effective tax rate for all periods is higher than the federal statutory rate primarily due to state income taxes.

DEVELOPMENT AND CAPITAL SPENDING
- --------------------------------
     Hotel Development
     -----------------
     There were 60 net hotel additions to the hotel systems during the first half of 1996 compared to 50 in the same period last year. This continued development growth is particularly impressive considering that, per the latest available information provided to Smith Travel Research at June 1996, Promus hotel brands had a 2.8% share of the entire United States room supply, and accounted for 13.1% of new rooms added to the market from ground-up construction during the first six months of 1996. This growth occurred primarily in the Hampton Inn brand. As of June 30, 1996, 131 properties were under construction or in the process of being converted to a Promus brand (excluding Embassy Vacation Resorts), 128 of which will operate under franchise agreements as Promus brands: 91 Hampton Inn hotels; 17 Embassy Suites hotels; 12 Hampton Inn & Suites hotels and 8 Homewood Suites hotels. These 131 properties will add over 15,000 rooms or suites to the Promus hotel system. The Company had 78 properties under construction at the same time last year. Promus had an additional 193 hotels approved and in the design phase at June 30, 1996, although construction had not yet begun.

     Promus opened four Hampton Inn & Suites hotels in the first six months of 1996. The Hampton Inn & Suites brand combines, in a single hotel, Hampton-style rooms with two-room suites and a lodge-like common area. Of the 193 hotels in the design phase at June 30, 1996, 28 were Hampton Inn & Suites hotels. Promus currently plans to build approximately 3-4 Homewood Suites or Hampton Inn & Suites properties per year at an average cost of approximately $7-10 million per property. Promus will build an additional 4-6 properties per year, some or all of which may be sold to either Equity Inns, Inc., or Winston Hotels, Inc., upon completion (see discussion below). The Company plans to continue its general strategy of growing its brands primarily through franchise and management contracts. As in the past, company owned hotels and new development projects may be sold to franchisees and the proceeds used to fuel

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

additional system growth, develop new concepts or for other corporate purposes.

     The Company also has three franchised Embassy Vacation Resort (EVR) properties. The EVR property in Poipu on the Hawaiian island of Kauai was converted to the EVR brand and has 207 suites. The property in Orlando, Florida, which is under construction, has 72 suites open and will add an additional 298 suites over the next 4 years. Construction is underway on the property in South Lake Tahoe, California, which will add 210 suites over the next 5 years. Sales of timeshare intervals are underway at all three properties.

     FelCor Agreements
     -----------------
     In May 1995, Promus entered into a Subscription Agreement with FelCor Suite Hotels, Inc. and FelCor Suites Limited Partnership (FelCor) whereby Promus agreed to purchase up to $25.0 million in FelCor limited partnership interests to help fund the partnership's acquisition of all-suite upscale hotels to be converted to the Embassy Suites brand. In September 1995, Promus entered into a second agreement with FelCor in connection with FelCor's agreement to acquire the Crown Sterling Suites hotel chain. FelCor is currently in the process of converting 16 of the Crown Sterling Suites hotels they acquired (over 4,000 suites) to the Embassy Suites brand. In consideration, Promus agreed to make up to a $50.0 million investment in FelCor common stock and has guaranteed repayment of a third party loan advanced to FelCor that is not to exceed
$25.0 million. Hotels converted to the Embassy Suites brand under either of these agreements will operate under 20-year license agreements, and 10-year management contracts will be awarded to Promus. Subject to some restrictions, the limited partnership interests may be converted to shares of FelCor common stock on a one-for-one basis and the common stock may be sold on the open market.

     As of June 30, 1996, FelCor had acquired 24 all-suite hotel properties (including 16 Crown Sterling Suites hotels) under these agreements. Of the eight non-Crown Sterling Suites hotels acquired, five had been Embassy Suites hotels before their acquisition, and two of those five were already being managed by Promus. As of June 30, 1996, Promus managed all 24 properties (which include 5,765 suites), with nine of the Crown Sterling Suites hotels still in the process of being converted to the Embassy Suites brand. Conversion of the remaining properties is expected to be complete by the fall of 1996. Although management fees are already being earned on all of these properties, franchise royalties do not begin to accrue until the conversion is complete. As of June 30, 1996, Promus had funded $70.6 million of the total

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

$75.0 million commitment. Based on the market value of FelCor common stock as of June 30, 1996, Promus recorded an unrealized gain on marketable equity securities of $12.4 million (before tax) directly to stockholders' equity. This amount will change with increases or decreases in the market value of FelCor common stock.

     Equity Inns and Winston Hotels Agreements
     -----------------------------------------
     Promus has strategic development alliances with Equity Inns, Inc. (Equity
Inns), and Winston Hotels, Inc. (Winston Hotels) whereby Promus will invest up to $15.0 million in both Equity Inns and Winston Hotels common stock as they purchase existing or to be constructed Promus hotels from the Company. During the second quarter two company owned properties, a Hampton Inn hotel in Michigan and a Homewood Suites hotel in Connecticut, were sold to Equity Inns for cash proceeds of $18.6 million. Simultaneously, Promus made a $4.0 million investment in Equity Inns common stock. The agreements provide for the sale of one additional company owned property at a stated price and seven company approved projects at Promus' cost of construction. In addition to the Homewood Suites hotel Equity Inns purchased in the second quarter, they are the largest owner of Hampton Inn hotels, with 31 properties. Winston Hotels currently owns 13 Promus branded hotels. Equity Inns and Winston Hotels have each expressed their intent to spend $100.0 million for development of Promus brand properties over the next few years. Promus will receive 20-year license agreements and 10-year management agreements for hotels developed or purchased pursuant to these agreements.

     Mezzanine Financing Program
     ---------------------------
     To encourage growth (primarily in the Hampton Inn & Suites and Homewood Suites brands) in light of limited available financing for new hotel construction, Promus developed a mezzanine financing program. Under the program Promus provides conservatively underwritten secondary financing to franchisees. A minimum of 20 percent equity is required by the borrower, and the investment must meet certain defined underwriting criteria. The terms of the first mortgage and the mezzanine financing must be acceptable to Promus and the first mortgage lender, with whom Promus will enter into an inter-creditor agreement. Promus provided $2.9 million in mezzanine loans during the first six months of 1996, and anticipates providing an additional $10.0 million during 1996. Additionally, $1.5 million was paid off during the first half of the year. Outstanding loans bear interest at rates ranging from 10.0% to 10.25%.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

     Investment in Franchise System
     ------------------------------
     Additional investments in the franchise system are primarily attributable to the addition of new system hotels and enhancements made to the systems already in place at existing hotels. Seasonal fluctuations in customer traffic, which are higher during the summer months, and a concentration of national media advertising expenses in the early part of the year generally result in higher net advances made by Promus to the franchise system funds. As of June 30, 1996, the Company had incurred $5.6 million and plans to spend an additional
$12.5 million before the end of the year on franchise system expansion and enhancements.

     Other
     -----
     Ongoing refurbishment of Promus' existing company owned hotel properties to maintain the quality standards set for those properties will continue in 1996 at an estimated annual cost of approximately $11.0 million. During the first six months of 1996, $5.5 million in costs had been incurred for hotel refurbishment.

     As of June 30, 1996, Promus had incurred $5.5 million in costs to renovate its corporate headquarters. An additional $5.0 million is estimated to complete the renovation by year-end 1996.

     Cash necessary to finance projects currently under development, as well as additional projects to be developed by Promus, will be made available from operating cash flows, the Promus Facility (see Liquidity and Capital
Resources), joint venture partners, specific project financing, sales of existing hotel assets and, if necessary, Promus debt and equity offerings. Promus' capital expenditures totaled $76.3 million during the first half of 1996. The Company expects to spend between $160.0 million and $180.0 million during 1996 to fund hotel development, to refurbish existing facilities, for investments in the common stock of FelCor, Equity Inns and Winston Hotels, for hotel business systems, to make advances under mezzanine loan agreements and for other corporate related projects. However, Promus expects to receive proceeds from additional hotel sales to Equity Inns and Winston Hotels over the next 18 months.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The accompanying financial statements represent the portion of Parent's historical revenues, expenses, assets, liabilities and cash flows associated with its hotel operations through June 30, 1995, before becoming a stand alone company on July 1, 1995. The 1995 year to date results of operations and cash flows are not necessarily indicative of Promus' future results as a separate corporation. The most significant items that will affect liquidity and capital resources as a result of the Spin-Off are incremental costs associated with operating as a stand-alone company, a decrease in the Company's average borrowing rate, and Promus' payment of state and federal income taxes and interest expense subsequent to the Distribution (Parent historically paid both).

     Cash flows from operating activities for the six months ended June 30, 1996, were $40.8 million, compared with $31.9 million for the same period last year. This increase primarily results from improved operations. Earnings before interest, taxes, depreciation and amortization plus cash distributions from nonconsolidated affiliates less earnings from nonconsolidated affiliates (EBITDA) is a supplemental financial measurement used by management as well as by industry analysts to evaluate operations. It should not be construed as an alternative to operating income (as an indicator of operating performance) or to cash flows from operating activities (as a measure of liquidity) as determined in accordance with generally accepted accounting principles. A comparison of EBITDA and the related margins for the six months ended June 30 is as follows (dollars in millions):

                                                            Inc/
                                         1996     1995     (Dec)
                                        -----    -----     -----
EBITDA                                  $76.9    $56.8     35.4%
EBITDA margin                            58.4%    48.1%    10.3pts
EBITDA to interest paid                   7.8      5.7     36.8%

     On June 30, 1996, the Company had a working capital deficit of $28.7 million which is a $2.7 million improvement over the deficit at December 31, 1995. The working capital deficit results primarily from Promus' cash management program that calls for all excess cash to pay down amounts outstanding under the Promus Facility. Therefore, the Company does not believe that the current ratio is an appropriate measure of its short-term liquidity without considering availability under the Promus Facility.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

     During 1995 the Company entered into the Promus Facility which consists of two agreements, the significant terms of which are as follows:

                        Total       Maturity        Interest         Facility
                     Facility           Date            Rate             Fees
                 ------------  -------------  --------------  --------------
                                               Base Rate, as
                                                 defined, or
Five-year                                          LIBOR +30     0.15% of the
  Revolver       $300,000,000  June 30, 2000    basis points   total facility

                                               Base Rate, as
                                                 defined, or
Extendible                                       LIBOR +32.5    0.125% of the
  Revolver       $ 50,000,000   June 4, 1997    basis points   total facility

     The Extendible Revolver is a 364-day facility with annual renewals and may be converted into a two-year term loan with equal amortizing payments over such two-year period. Facility fees and interest on Base Rate loans are paid quarterly. The agreements contain a tiered scale for facility fees and the applicable LIBOR spread (current rates for both reflected above) that is based on the more favorable of Promus' current credit rating (Investment Grade rating by both Moody's Investors Service and Standard & Poor's) or the leverage ratio, as defined. They also contain provisions that restrict certain investments, limit the Company's ability to incur additional indebtedness and pay dividends, and require that certain performance ratios be maintained. As of June 30, 1996, Promus was in compliance with all such covenants.

     The Five-Year Revolver includes a sublimit for letters of credit of $20.0 million. At June 30, 1996, approximately $11.2 million in letters of credit were outstanding under this agreement (related primarily to the Company's self-insurance reserves). There was approximately $96.4 million of availability under the Promus Facility as of June 30, 1996. The remaining borrowing capacity available under the Promus Facility is available for working capital, hotel development and other general corporate purposes. Both the Extendible Revolver and the Five-Year Revolver are unsecured.

     As of June 30, 1996, Promus was a party to several interest rate swap agreements that bear a total notional amount of $100.0 million. The effect of the swap agreements was to convert a portion of the Company's variable rate debt under the Promus Facility to a fixed rate. The weighted average effective fixed rate pursuant to the agreements, which expire between December 1998 and March 2000, was approximately 7.3% at June 30, 1996.

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (Continued)

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

                       Management's Discussion and Analysis of Financial
                        Condition and Results of Operations (Continued)

PERFORMANCE STATISTICS


                                 Second Quarter Ended                        Six Months Ended
                                  June 30,    June 30,    Inc/             June 30,   June 30,   Inc/
                                     1996        1995    (Dec)                1996       1995   (Dec)
                                  -------     -------   ------             -------    -------   -----
Comparable System Hotels*
- ------------------------
Embassy Suites
  Occupancy                         78.2%       77.6%    0.6 pts             76.0%      75.8%     0.2 pts
  ADR                             $107.62     $101.93    5.6%              $108.04    $102.56     5.3%
  RevPAS                          $ 84.14     $ 79.12    6.3%              $ 82.12    $ 77.79     5.6%
Hampton Inn
  Occupancy                         79.0%       79.4%   (0.4)pts             73.4%      74.6%    (1.2)pts
  ADR                             $ 60.53     $ 56.70    6.8%              $ 59.74    $ 55.90     6.9%
  RevPAR                          $ 47.80     $ 45.03    6.2%              $ 43.87    $ 41.68     5.3%
Hampton Inn & Suites
  Occupancy                             -           -       -                    -          -        -
  ADR                                   -           -       -                    -          -        -
  RevPAS                                -           -       -                    -          -        -
Homewood Suites
  Occupancy                         80.6%       81.1%   (0.5)pts             77.6%      78.9%    (1.3)pts
  ADR                             $ 89.22     $ 83.18    7.3%              $ 87.99    $ 81.84     7.5%
  RevPAS                          $ 71.94     $ 67.47    6.6%              $ 68.28    $ 64.58     5.7%

Total System Hotels
- -------------------
Embassy Suites
  Occupancy                         76.3%       77.4%   (1.1)pts             74.7%      75.7%    (1.0)pts
  ADR                             $106.94     $101.73    5.1%              $107.44    $102.14     5.2%
  RevPAS                          $ 81.64     $ 78.78    3.6%              $ 80.30    $ 77.34     3.8%
Hampton Inn
  Occupancy                         77.5%       78.8%   (1.3)pts             72.4%      74.0%    (1.6)pts
  ADR                             $ 60.62     $ 56.67    7.0%              $ 59.83    $ 55.92     7.0%
  RevPAR                          $ 46.98     $ 44.67    5.2%              $ 43.29    $ 41.41     4.5%
Hampton Inn & Suites
  Occupancy                         71.3%       42.2%     N/M                64.1%      42.2%      N/M
  ADR                             $ 70.58     $ 63.78   10.7%              $ 69.03    $ 63.78     8.2%
  RevPAS                          $ 50.29     $ 26.89     N/M              $ 44.26    $ 26.89      N/M
Homewood Suites
  Occupancy                         77.3%       80.6%   (3.3)pts             74.6%      77.7%    (3.1)pts
  ADR                             $ 90.41     $ 82.25    9.9%              $ 88.86    $ 80.85     9.9%
  RevPAS                          $ 69.89     $ 66.26    5.5%              $ 66.24    $ 62.83     5.4%

Total System Revenues
- ---------------------
(in thousands)
Hampton Inn                       $258,046    $213,623   20.8%            $466,689    $385,915   20.9%
Embassy Suites                     213,634     186,883   14.3%             411,371     363,487   13.2%
Homewood Suites                     21,342      17,874   19.4%              39,425      33,572   17.4%
Hampton Inn & Suites                 3,857          81    N/M                5,893          81     N/M
                                  --------    --------                    --------    --------
                                  $496,879    $418,461   18.7%            $923,378    $783,055   17.9%
                                  ========    ========                    ========    ========



*Includes results for only those hotels open for the entire applicable period for both years.


                                         Management's Discussion and Analysis of Financial
                                          Condition and Results of Operations (Continued)

                                  Number of Hotels              Number of Rooms/Suites
                                June 30,   June 30,      Inc/       June 30,   June 30,      Inc/
                                   1996       1995      (Dec)          1996       1995      (Dec)
                                -------    -------     ------       -------    -------      -----
Embassy Suites*
  Company owned                       9          9         -          2,025      2,025          -
  Joint venture                      23         23         -          5,897      5,901       (0.1)%
  Management contract                36         26      38.5 %        8,641      6,224       38.8 %
  Franchised                         56         52       7.7 %       12,958     11,867        9.2 %
                                    ---        ---                   ------     ------
                                    124        110      12.7 %       29,521     26,017       13.5 %
                                    ===        ===                   ======     ======
Hampton Inn
  Company owned                      13         15     (13.3)%        1,791      2,047      (12.5)%
  Joint venture                      19         19         -          2,376      2,376          -
  Management contract                 5          4      25.0 %          589        464       26.9 %
  Franchised                        526        444      18.5 %       57,264     48,900       17.1 %
                                    ---        ---                   ------     ------
                                    563        482      16.8 %       62,020     53,787       15.3 %
                                    ===        ===                   ======     ======
Hampton Inn & Suites
  Company owned                       -          -         -              -          -          -
  Joint venture                       -          -         -              -          -          -
  Management contract                 1          -       N/M            127          -        N/M
  Franchised                          8          1       N/M            969        120        N/M
                                    ---        ---                   ------     ------
                                      9          1       N/M          1,096        120        N/M
                                    ===        ===                   ======     ======
Homewood Suites
  Company owned                       8          8         -            892        932       (4.3)%
  Joint venture                       -          -         -              -          -          -
  Management contract                 1          -       N/M            132          -        N/M
  Franchised                         24         19      26.3 %        2,426      2,033       19.3 %
                                    ---        ---                   ------     ------
                                     33         27      22.2 %        3,450      2,965       16.4 %
                                    ===        ===                   ======     ======
Total System
  Company owned                      30         32      (6.3)%        4,708      5,004       (5.9)%
  Joint venture                      42         42         -          8,273      8,277          -
  Management contract                43         30      43.3 %        9,489      6,688       41.9 %
  Franchised                        614        516      19.0 %       73,617     62,920       17.0 %
                                    ---        ---                   ------     ------
                                    729        620      17.6 %       96,087     82,889       15.9 %
                                    ===        ===                   ======     ======





                                   Resorts Managed                  Resorts Franchised
                                June 30,   June 30,      Inc/       June 30,   June 30,      Inc/
                                   1996       1995      (Dec)          1996       1995      (Dec)
                                -------    -------      -----       -------    -------      -----
Embassy Vacation Resorts
  Resort Properties                   1          1       N/M              1          -        N/M
  Timeshare units open               72         24       N/M            207          -        N/M
  Timeshare intervals sold        1,969        755       N/M            748          -        N/M



*Excludes Embassy Vacation Resorts and nine Crown Sterling Suites hotels with
 2,325 rooms that had not yet been converted to the Embassy Suites brand.

                           PART II - OTHER INFORMATION
                           ---------------------------
                    Item 6. Exhibits and Reports on Form 8-K
                    -----------------------------------------

(a)  Exhibits

     EX-10.1      Second Amendment to Tranche A Credit Agreement (1)

     EX-10.2      Second Amendment to Tranche B Credit Agreement (1)

     EX-27        Financial Data Schedule (1)

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1996.

- --------
Footnote

(1)  Filed herewith.

                                    Signature
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PROMUS HOTEL CORPORATION

August 12, 1996                   By: JEFFERY M. JARVIS
                                     -----------------------------
                                     Jeffery M. Jarvis
                                     Vice President and Controller
                                     (Chief Accounting Officer)

                                  Exhibit Index
                                  -------------
                                                              Sequential
Exhibit No.                 Description                          Page No.
- ------------     ----------------------------------------     ----------

EX-10.1          Second Amendment to Tranche A Credit
                 Agreement (1)                                        33

EX-10.2          Second Amendment to Tranche B Credit
                 Agreement (1)                                        43

EX-27            Financial Data Schedule (1)                          52

- --------
Footnote

(1)  Filed herewith.