Form 10-Q
period 1996-09-30
PROMUS HOTEL CORP
filed 1996-11-12
CIK 944647

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                      FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996



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


                   Yes     X                    No
                        -------                    --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996.




        Common Stock ................................51,393,386 shares

                                    Page 1 of 33
                                Exhibit Index Page 32

                            PART I - FINANCIAL INFORMATION
                            ------------------------------
                             Item 1. Financial Statements
                             ----------------------------

      As discussed in Note 1, on June 30, 1995, The Promus Companies Incorporated (Parent) completed the transfer of the operations, assets and liabilities of its hotel business (the Hotel Business), composed of three brands targeted at specific market segments (Embassy Suites, Hampton Inn and Homewood Suites) to a new publicly traded entity, Promus Hotel Corporation (Promus or the Company). The accompanying consolidated condensed financial statements of Promus include the assets, liabilities, revenues, expenses and cash flows of the Hotel Business on a stand-alone basis for the first six months of 1995, and the actual results of the Company for all periods presented thereafter.

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

                               PROMUS HOTEL CORPORATION
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (UNAUDITED)

                                                                   Sept 30,     Dec 31,
(in thousands, except share amounts)                                  1996        1995
                                                                  ---------   ---------
ASSETS
Current assets
  Cash and cash equivalents                                       $   5,549   $   2,668
  Receivables, including notes receivable of $943 and $497,
    less allowance for doubtful accounts of $1,361 and $1,172        20,473      14,837
  Deferred income taxes                                               1,998       3,492
  Prepayments and other                                               3,631       2,429
                                                                  ---------   ---------
      Total current assets                                           31,651      23,426
Land, buildings, furniture and equipment                            440,973     436,887
Less: accumulated depreciation                                     (117,112)   (104,993)
                                                                  ---------   ---------
                                                                    323,861     331,894
Investments in and advances to nonconsolidated affiliates
  (Note 6)                                                          161,099      90,506
Investment in franchise system                                       41,039      31,652
Deferred costs and other                                             46,399      42,331
                                                                  ---------   ---------
                                                                  $ 604,049   $ 519,809
                                                                  =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                $  14,630   $  18,202
  Accrued expenses                                                   37,450      36,371
  Current portion of long-term debt                                     282         278
                                                                  ---------   ---------
      Total current liabilities                                      52,362      54,851
Long-term debt (Note 3)                                             248,160     229,479
Deferred credits and other                                           38,776      36,282
Deferred income taxes                                                36,313      31,830
                                                                  ---------   ---------
                                                                    375,611     352,442
                                                                  ---------   ---------
Commitments and contingencies (Note 4)
Stockholders' equity
  Common stock, $0.10 par value, 360,000,000 shares authorized,
    51,393,386 and 51,371,152 shares outstanding, net of 5,639
    and 2,626 shares held in treasury                                 5,139       5,137
  Capital surplus                                                   136,390     136,057
  Retained earnings                                                  75,926      25,349
  Unrealized gain on marketable equity securities, net of
    related deferred tax liability of $7,457 and $1,165              11,665       1,822
  Deferred compensation related to restricted stock                    (682)       (998)
                                                                  ---------   ---------
                                                                    228,438     167,367
                                                                  ---------   ---------
                                                                  $ 604,049   $ 519,809
                                                                  =========   =========


The accompanying notes are an integral part of these consolidated condensed balance sheets.

                               PROMUS HOTEL CORPORATION
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                     (UNAUDITED)

                                                 Third Quarter Ended      Nine Months Ended
                                                Sept 30,     Sept 30,   Sept 30,    Sept 30,
(in thousands)                                     1996         1995       1996        1995
                                               --------      -------   --------    --------
Revenues
  Company owned hotels
    Rooms                                      $ 30,405     $ 29,333   $ 93,360    $ 88,967
    Food and beverage                             1,446        1,690      4,632       5,478
    Other                                         1,786        1,764      5,530       5,194
  Franchise and management fees                  29,522       22,491     77,040      60,684
  Other                                           9,625        6,375     23,777      19,341
                                               --------     --------   --------    --------
      Total revenues                             72,784       61,653    204,339     179,664
                                               --------     --------   --------    --------
Operating expenses
  Company owned hotels
    Rooms                                        14,890       14,360     44,870      42,341
    Food and beverage                             1,430        1,722      4,373       5,276
    Other                                         3,074        3,259      9,604       9,946
  Other operating expenses                        4,917        3,725     18,935      16,177
  Depreciation of buildings and equipment         5,939        5,248     17,793      15,687
  Corporate expense                               4,954        4,317     11,440       8,518
                                               --------     --------   --------    --------
      Total operating expenses                   35,204       32,631    107,015      97,945
                                               --------     --------   --------    --------
Operating income before property transactions    37,580       29,022     97,324      81,719
Property transactions                               402        2,358      3,939       2,031
                                               --------     --------   --------    --------
Operating income                                 37,982       31,380    101,263      83,750
Interest expense, net of interest capitalized
  (Note 3)                                       (7,008)      (7,457)   (22,409)    (23,837)
Interest and other income                         2,459          430      7,015       1,104
                                               --------     --------   --------    --------
Income before income taxes and
  extraordinary item                             33,433       24,353     85,869      61,017
Provision for income taxes                      (13,741)     (10,253)   (35,292)    (25,688)
                                               --------     --------   --------    --------
Income before extraordinary item                 19,692       14,100     50,577      35,329
Extraordinary gain, net of income tax                 -        1,661          -       1,661
                                               --------     --------   --------    --------
Net income (Note 8)                            $ 19,692     $ 15,761   $ 50,577    $ 36,990
                                               ========     ========   ========    ========



The accompanying notes are an integral part of these consolidated condensed financial statements.

                               PROMUS HOTEL CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                    Nine Months Ended
                                                                 Sept 30,     Sept 30,
(in thousands)                                                      1996         1995
                                                                --------     --------
Cash flows from operating activities
  Net income                                                    $ 50,577     $ 36,990
  Adjustments to reconcile net income
    to cash flows provided by operating activities
      Extraordinary item                                               -       (2,637)
      Depreciation and amortization                               19,936       18,658
      Other noncash items                                         (2,143)        (832)
      Equity in earnings of, net of distributions
        from, nonconsolidated affiliates                             765       (1,567)
      Net gains from property transactions                        (4,252)      (2,159)
      Net change in long-term accounts                            (1,053)        (156)
      Net change in working capital accounts                      (7,104)      13,649
                                                                --------     --------
          Cash flows provided by operating activities             56,726       61,946
                                                                --------     --------
Cash flows from investing activities
  Investment in and advances to nonconsolidated
    affiliates                                                   (59,495)     (16,576)
  Land, buildings, furniture and equipment additions             (38,519)     (44,517)
  Proceeds from property transactions                             34,013        7,863
  Net investments in franchise system                            (13,878)      (4,393)
  Advances under mezzanine loan agreements                        (5,793)      (6,754)
  Recovery of investment in franchise system                       4,015        2,387
  Repayments under mezzanine loan agreements                       2,750            -
  Other                                                            4,064          377
                                                                --------     --------
          Cash flows used in investing activities                (72,843)     (61,613)
                                                                --------     --------
Cash flows from financing activities
  Net borrowings (retirements) under revolving credit facility    18,900      (15,550)
  Advances from parent                                                 -       14,840
  Other                                                               98         (150)
                                                                --------     --------
          Cash flows provided by (used in) financing
            activities                                            18,998         (860)
                                                                --------     --------
Net increase (decrease) in cash and cash equivalents               2,881         (527)
Cash and cash equivalents, beginning of period                     2,668        2,221
                                                                --------     --------
Cash and cash equivalents, end of period                        $  5,549     $  1,694
                                                                ========     ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                               PROMUS HOTEL CORPORATION
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1996
                                     (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION AND ORGANIZATION
------------------------------------------------
     On June 30, 1995, The Promus Companies Incorporated (Parent) completed the transfer of the operations, assets and liabilities of its hotel business (the Hotel Business), composed of three hotel brands targeted at specific market segments (Embassy Suites, Hampton Inn and Homewood Suites) to a new publicly traded entity, Promus Hotel Corporation (Promus or the Company). As approved by Parent's Board of Directors and stockholders on May 26, 1995, this entity was spun-off (the Spin-Off) from Parent and its stock was distributed to Parent's stockholders on a one-for-two basis effective June 30, 1995 (the Distribution). Concurrent with the Distribution, Parent changed its name to Harrah's Entertainment, Inc.

     The accompanying consolidated condensed financial statements include the assets, liabilities, revenues, expenses and cash flows of Parent's Hotel Business on a stand-alone basis for the first six months of 1995, and the actual results of the Company for all periods presented thereafter. The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses.


     All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned companies and joint ventures over which Promus has the ability to exercise significant influence are accounted for using the equity method. Promus reflects its share of income before interest expense of these nonconsolidated affiliates in revenues - other and its proportionate share of interest expense of such nonconsolidated affiliates is included in interest expense in the consolidated statements of income (see Note 6 for combined summarized financial information regarding these nonconsolidated affiliates). Management believes Promus' inclusion of its proportionate share of the interest expense of its equity investees in interest expense is the preferable presentation due to the nature of its equity investments. Certain prior year amounts have been reclassified to conform with the current presentation.

                               PROMUS HOTEL CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)

NOTE 2 - NATURE OF OPERATIONS
-----------------------------
     Promus owns, operates and franchises the Embassy Suites, Hampton Inn, Homewood Suites, Hampton Inn & Suites and Embassy Vacation Resorts (EVR) hotel brands. The Embassy Suites brand is a full-service hotel brand that management believes comprises the largest all-suite upscale hotel system in the United States by number of hotel suites and system revenue. The Hampton Inn brand offers a limited-facility hotel and the Homewood Suites brand offers residential-style accommodations designed for the extended stay traveler. The Hampton Inn & Suites brand combines, in a single hotel, Hampton-style rooms with two-room suites and a lodge-like common area. EVR is the Company's newest hotel brand and represents Promus' entry into the timeshare market.

     Promus' primary focus is to develop, grow and support its franchise business for all brands. Promus brand hotels are located in virtually every state, the District of Columbia and five foreign countries. Promus charges each franchisee royalty fees of generally four percent of suite or room rentals. Royalty fees for the nine months ended September 30, 1996 and 1995 were based on system-wide reported rooms revenues of $1.5 billion (including $93.4 million from company owned hotels) and $1.2 billion, (including $89.0 million from company owned hotels), respectively. In addition, Promus earns a licensing fee for new licenses granted to franchisees when the franchise is approved. Promus also receives franchise fees of generally two percent of net interval sales and two percent of suite revenues related to Embassy Vacation Resort properties.

      Promus operates 124 Promus-brand hotels (including two Embassy Vacation Resorts). Company operated properties include wholly-owned, partially owned through joint ventures and hotels managed for third parties. Promus has followed an asset strategy to own and manage a mix of Promus hotels that can positively affect profits and enhance its role as franchisor for its brands. Management fee income is based on a percentage of gross revenues, profits, or both, at the related managed property.

                               PROMUS HOTEL CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)

NOTE 3 - LONG-TERM DEBT
-----------------------
     Parent Debt Allocation
     ----------------------
     The Company's results of operations through June 30, 1995 reflect all indebtedness, together with related interest expense, specifically identified with Promus entities, as well as a pro rata portion of Parent's historical corporate debt balance, unamortized deferred finance charges and interest expense. Allocations of those amounts to Promus from Parent were based on the percentage of Parent's historical corporate debt that was expected to be retired using proceeds from Promus' new $350 million bank credit facility (the Promus Facility). Parent's corporate interest expense, including amortization of deferred finance costs, allocated to Promus before the Spin-Off was $10.5 million (which represents interest through June 30) for the nine months ended September 30, 1995.

     Interest Rate Agreements
     ------------------------
     As of September 30, 1996, Promus was a party to several interest rate swap agreements that help the Company manage the relative mix of its debt between fixed and variable rate instruments. These agreements effectively modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. Pursuant to the agreements, Promus receives a variable interest rate tied to LIBOR in exchange for its payments at a fixed interest rate. The fixed rates to be paid by Promus are summarized in the following table.


                                                                      Next
                                                                 Quarterly
            Notional Amount                                       Variable
            (All Associated                      Effective            Rate
            with the Promus       Swap Rate        Rate at      Adjustment         Swap
                   Facility)    Paid (Fixed)       Sept 30            Date     Maturity
            ---------------     -----------      ---------      ----------     --------
              $12.5 million            6.92%          7.37%        12/1996      12/1998
              $12.5 million            6.74%          7.19%        10/1996       1/1999
              $12.5 million            6.68%          7.13%        12/1996      12/1999
              $12.5 million            6.52%          6.97%        10/1996       1/2000
              $50.0 million            6.99%          7.44%        12/1996       3/2000


                               PROMUS HOTEL CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)

NOTE 3 - LONG-TERM DEBT (CONTINUED)
----------------------------------
     Beginning in November 1996, the effective rate for all swap agreements will be 40 basis points higher than the fixed rates noted in the table above (representing a five basis point reduction). The differences to be paid or received under the terms of the interest rate swap agreements described above are accrued as an adjustment to interest expense for the related debt.
Changes in interest rates pursuant to the terms of these interest rate agreements will have a corresponding effect on Promus' future cash flows.
These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. Promus minimizes that risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
     Contractual Commitments
     -----------------------
     Promus is liable under certain lease agreements pursuant to which it has assigned the direct obligation to third party interests. Additionally, Promus manages certain hotels for others under agreements that provide for payments or loans to the hotel owners if stipulated levels of financial performance are not maintained. The Company has also provided guarantees for certain loans related to joint venture and other investments (see discussion regarding $25.0 million loan guarantee related to the FelCor Agreements below). Promus believes the likelihood is remote that material payments will be required under these agreements. Promus' estimated maximum exposure under such agreements is approximately $62.3 million over the next 30 years.


     FelCor Agreements
     -----------------
     In May 1995, Promus entered into a Subscription Agreement with FelCor Suite Hotels, Inc. and FelCor Suites Limited Partnership (FelCor) whereby Promus agreed to purchase up to $25.0 million in FelCor limited partnership interests to help fund the partnership's acquisition of all-suite upscale hotels to be converted to the Embassy Suites brand. In September 1995, Promus entered into a second agreement with FelCor in connection with FelCor's agreement to acquire the Crown Sterling Suites hotel chain. FelCor is currently in the process of converting 16 of the Crown Sterling Suites hotels they acquired (over 4,000 suites) to the Embassy Suites brand. In consideration, Promus agreed to
                                          9

                               PROMUS HOTEL CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
-------------------------------------------------
make up to a $50.0 million investment in FelCor common stock and has guaranteed repayment of a third party loan advanced to FelCor that is not to exceed
$25.0 million (which is included in the $62.3 million estimate of maximum exposure under contractual commitments discussed above). Hotels converted to the Embassy Suites brand under either of these agreements will operate under 20-year license agreements, and 10-year management contracts will be awarded to Promus. Subject to some restrictions, the limited partnership interests may be converted to shares of FelCor common stock on a one-for-one basis and the common stock may be sold on the open market.

     As of September 30, 1996, FelCor had acquired 24 all-suite hotel properties (including 16 Crown Sterling Suites hotels) under these agreements. Of the eight non-Crown Sterling Suites hotels acquired, five had been Embassy Suites hotels before their acquisition, and two of those five were already being managed by Promus. As of September 30, 1996, Promus managed all 24 properties (which include 5,767 suites), with four of the Crown Sterling Suites hotels still in the process of being converted to the Embassy Suites brand. Conversion of the remaining properties is expected to be complete by year end. Although management fees are already being earned on all of these properties, franchise royalties do not begin to accrue until the conversion is complete. As of September 30, 1996, Promus had funded the entire $75.0 million commitment.
Based on the market value of FelCor common stock as of September 30, 1996, Promus recorded an unrealized gain on marketable equity securities of $18.5 million (before tax) directly to stockholders' equity. This amount will change with increases or decreases in the market value of FelCor common stock; however, no earnings impact will be realized until the actual sale of the stock.

     Equity and Winston Agreements
     -----------------------------


     During 1996, Promus entered into strategic development alliances with Equity Inns, Inc. (Equity) and Winston Hotels, Inc. (Winston) whereby Promus will invest up to $15.0 million in the common stock of both Equity and Winston as they purchase existing or to be constructed Promus hotels from the Company. Promus currently plans to build approximately seven to ten Homewood Suites and/or Hampton Inn & Suites properties per year at an average cost of $7-10 million per property. Of those hotels built each year, up to two-thirds are expected to be offered for sale to Equity and Winston at Promus' cost of construction. In May 1996, two company owned properties
                                          10

                               PROMUS HOTEL CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------
     Equity and Winston Agreements (Continued)
     -----------------------------------------
were sold to Equity for cash proceeds of $18.6 million. Simultaneously, Promus made a $4.0 million investment in Equity common stock. In September, two additional company owned properties were sold (one to Equity and one to Winston) for cash proceeds of $15.4 million. In connection with this transaction, Promus invested $1.5 million in the common stock of both Equity and Winston. Based on the market value of Equity and Winston common stock as of September 30, 1996, Promus recorded an unrealized gain on marketable equity securities of $0.6 million (before tax) directly to stockholders' equity.
Both Equity and Winston have expressed their intent to spend up to $100.0 million for the development of Promus brand properties over the next few years. Promus will receive 20-year license agreements and 10-year management contracts for all hotels developed or purchased pursuant to these alliances.

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

     Employment and Severance Agreements
     -----------------------------------
     Promus has severance agreements with 13 senior officers of the Company that provide for a payment of 2.99 times the average annual cash compensation (salary and bonus) paid to each executive for the five preceding calendar years, including compensation paid during service with Parent. The agreements also provide for accelerated payment of any compensation or awards payable to the executives under any Promus incentive compensation or stock option plan in the event of termination of an executive's employment, as described in the agreements, subsequent to a change in control of Promus, as defined. The maximum amount of compensation that would be payable under all agreements if a change in control occurred and if the executives were terminated as of September 30, 1996, would be approximately $21.3 million.

                               PROMUS HOTEL CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)

NOTE 4 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
--------------------------------------------------
     Self-Insurance Reserves
     -----------------------
     Promus self-insures various levels of general liability, workers' compensation and employee medical coverage. All self-insurance reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such things as medical costs and legal expenses, as well as changes in actual experience, could cause these estimates to change in the near term.

NOTE 5 - SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES
--------------------------------------------------------------------
    The following table reconciles Promus' interest expense, net of interest capitalized, to cash paid for interest (in thousands):


                                                   Third Quarter Ended    Nine Months Ended
                                                   Sept 30,    Sept 30,  Sept 30,   Sept 30,
                                                      1996        1995      1996       1995
                                                   -------     -------   -------    -------
Interest expense, net of amount capitalized
  (Note 3)                                         $ 7,008     $ 7,457   $22,409    $23,837
Adjustments to reconcile to cash paid for interest
    Promus' share of interest expense of
      nonconsolidated affiliates (Note 6)           (2,656)     (3,208)   (8,692)    (9,823)
    Capitalized interest                               414         308     1,139        972
    Net change in accruals                             (20)     (1,896)      226     (1,896)
    Amortization of deferred finance charges          (105)       (192)     (493)      (594)
    Other                                              (40)        (39)     (116)      (124)
                                                   -------     -------   -------    -------
Cash paid for interest                             $ 4,601     $ 2,430   $14,473    $12,372
                                                   =======     =======   =======    =======
Cash paid for income taxes                         $13,237     $   640   $38,016    $   640
                                                   =======     =======   =======    =======


     For purposes of this presentation, interest expense allocated to Promus by Parent is assumed to be paid in the quarter allocated. Parent was responsible for the payment of Promus' income taxes for periods prior to the Spin-Off.

                               PROMUS HOTEL CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)

NOTE 6 - NONCONSOLIDATED AFFILIATES
-----------------------------------
    Combined summarized statements of income for nonconsolidated affiliates, which Promus accounted for using the equity method, were as follows (in thousands):


                                                   Third Quarter Ended    Nine Months Ended
                                                   Sept 30,    Sept 30,   Sept 30,  Sept 30,
                                                      1996        1995       1996      1995
                                                   -------     -------    -------   -------
Combined Summarized Statements of Income
  Revenues                                         $41,547     $40,643   $124,712  $121,413
                                                   =======     =======   ========  ========
  Operating income                                 $11,464     $ 9,573   $ 31,725  $ 28,745
                                                   =======     =======   ========  ========
  Net income                                       $ 5,777     $ 8,017   $ 13,098  $ 13,022
                                                   =======     =======   ========  ========


    Promus' share of its nonconsolidated affiliates' combined net income is reflected in the accompanying consolidated condensed statements of income as follows (in thousands):

                                                   Third Quarter Ended    Nine Months Ended
                                                   Sept 30,    Sept 30,   Sept 30,  Sept 30,
                                                      1996        1995       1996      1995
                                                   -------     -------    -------   -------
Pre-interest income (included in
  revenues - other)                                $ 6,523     $ 5,182    $17,383   $15,648
                                                   =======     =======    =======   =======
Interest expense (included in interest expense)    $(2,656)    $(3,208)   $(8,692)  $(9,823)
                                                   =======     =======    =======   =======
Extraordinary gain on forgiveness of debt
  (included in extraordinary gain, net of
  income tax)                                      $     -     $ 1,661    $     -   $ 1,661
                                                   =======     =======    =======   =======


                               PROMUS HOTEL CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)

NOTE 6 - NONCONSOLIDATED AFFILIATES (CONTINUED)
-----------------------------------------------

     The components of investments in and advances to nonconsolidated affiliates reflected in the consolidated condensed balance sheets were as follows (in thousands):


                                                                        Sept 30,     Dec 31,
                                                                           1996        1995
                                                                       --------     -------
At market                                                              $101,610     $33,016
At equity                                                                49,365      39,868
At cost                                                                  10,124      17,622
                                                                       --------     -------
                                                                       $161,099     $90,506
                                                                       ========     =======


NOTE 7 - SUMMARIZED FINANCIAL INFORMATION
-----------------------------------------
     Promus Hotels, Inc. (PHI) is a wholly-owned subsidiary of Promus and the primary entity through which the operations of Promus are conducted. PHI is also Promus' principal asset. Summarized consolidated financial information for PHI, prepared on the same basis as Promus, is as follows (in thousands):


                                                                        Sept 30,     Dec 31,
                                                                           1996        1995
                                                                       --------    --------
ASSETS
Current assets                                                         $ 24,035    $ 23,246
Land, buildings and equipment, net                                      323,861     331,894
Other assets                                                            244,772     163,714
                                                                       --------    --------
                                                                        592,668     518,854
                                                                       --------    --------
LIABILITIES
Current liabilities                                                      45,773      54,851
Long-term debt                                                          248,160     229,479
Other liabilities                                                        74,833      68,112
                                                                       --------    --------
                                                                        368,766     352,442
                                                                       --------    --------
Net assets                                                             $223,902    $166,412
                                                                       ========    ========


                               PROMUS HOTEL CORPORATION
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  SEPTEMBER 30, 1996
                                     (UNAUDITED)

NOTE 7 - SUMMARIZED FINANCIAL INFORMATION (CONTINUED)
----------------------------------------------------


                                             Third Quarter Ended          Nine Months Ended
                                             Sept 30,    Sept 30,       Sept 30,    Sept 30,
                                                1996        1995           1996        1995
                                             -------     -------       --------    --------
Revenues                                     $72,784     $61,653       $204,339    $179,664
                                             =======     =======       ========    ========
Operating income                             $38,111     $31,629       $101,751    $ 83,999
                                             =======     =======       ========    ========
Net income                                   $19,771     $15,904       $ 50,875    $ 37,134
                                             =======     =======       ========    ========

NOTE 8 - EARNINGS PER SHARE
---------------------------
     Promus' common stock was distributed in connection with the Spin-Off on June 30, 1995. In order to present earnings per share on a comparable basis, the weighted average common shares outstanding for periods prior to the Spin-Off are assumed to be equal to the actual common and common equivalent shares outstanding on June 30, 1995. Historical net income is used for all periods presented (in thousands, except per share amounts).


                                             Third Quarter Ended         Nine Months Ended
                                             Sept 30,    Sept 30,       Sept 30,   Sept 30,
                                                1996        1995           1996       1995
                                             -------     -------        -------    -------
Net income                                   $19,692     $15,761        $50,577    $36,990
                                             =======     =======        =======    =======
Earnings per share                           $  0.38     $  0.31        $  0.98    $  0.72
                                             =======     =======        =======    =======
Weighted average shares outstanding           51,712      51,570         51,659     51,566
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

     Promus owns, operates and franchises the Embassy Suites, Hampton Inn, Homewood Suites, Hampton Inn & Suites and Embassy Vacation Resorts (EVR) hotel brands. The Embassy Suites brand is a full-service hotel brand that management believes comprises the largest all-suite upscale hotel system in the United States by number of hotel suites and system revenue. The Hampton Inn brand offers a limited-facility hotel and the Homewood Suites brand offers residential-style accommodations designed for the extended stay traveler. The Hampton Inn & Suites brand combines, in a single hotel, Hampton-style rooms with two-room suites and a lodge-like common area. EVR is the Company's newest hotel brand and represents Promus' entry into the timeshare market.

     Promus' primary focus is to develop, grow and support its franchise business for all brands. Promus brand hotels are located in almost every state, the District of Columbia and five foreign countries. Promus charges each franchisee royalty fees of generally four percent of suite or room rentals. Royalty fees for the nine months ended September 30, 1996 and 1995 were based on system-wide reported rooms revenues of $1.5 billion (including $93.4 million from company owned hotels), and $1.2 billion (including $89.0 million from company owned hotels), respectively. In addition, Promus earns a licensing fee for new licenses granted to franchisees when the franchise is approved. Promus also receives franchise fees of generally two percent of net interval sales and two percent of suite revenues related to Embassy Vacation Resort properties.

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)

      Promus operates 124 Promus-brand hotels (including two Embassy Vacation Resorts). Company operated properties include wholly-owned, partially owned through joint ventures and hotels managed for third parties. Promus has followed an asset strategy to own and manage a mix of Promus hotels that can positively affect profits and enhance its role as franchisor for its brands. Management fee income is based on a percentage of gross revenues, profits, or both, at the related managed property.

RESULTS OF OPERATIONS
---------------------
     The principal factors affecting Promus' results are: continued growth in the number of hotels; occupancies and room rates achieved by the hotel brands; number and relative mix of owned, managed and franchised hotels; and Promus' ability to manage costs. The number of rooms/suites at franchised and managed properties and revenue per available room/suite (RevPAR/S) significantly affect Promus' results because franchise royalty and management fees are based upon a percentage of rooms/suites revenues. Increases in franchise and management fee revenues have a disproportionate favorable impact on Promus' operating margin due to minimal incremental costs associated with these revenues.

     Actual historical results of operations for the three and nine months ended September 30, 1996 and 1995 were as follows (in millions, except percentages and per share data):

                              Third Quarter Ended               Nine Months Ended
                              Sept 30,    Sept 30,    Inc/     Sept 30,   Sept 30,    Inc/
                                 1996        1995    (Dec)        1996       1995    (Dec)
                              -------     -------    -----     -------    -------    -----
Revenues                        $72.8       $61.7    18.0%      $204.3     $179.7    13.7%
Operating income before
  property transactions         $37.6       $29.0    29.7%      $ 97.3     $ 81.7    19.1%
Operating margin before
  property transactions          51.6%       47.1%    4.5pts      47.6%      45.5%    2.1pts
Operating income                $38.0       $31.4    21.0%      $101.3     $ 83.8    20.9%
Operating margin                 52.2%       50.9%    1.3pts      49.6%      46.6%    3.0pts
Net income                      $19.7       $15.8    24.7%      $ 50.6     $ 37.0    36.8%
Earnings per share (a)          $ 0.38      $ 0.31   22.6%      $  0.98    $  0.72   36.1%
Weighted average shares
  outstanding (a)                51.7        51.6                 51.7       51.6


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

                                                                   Nine Months
                                                                         Ended
                                                                   -----------
Incremental stand alone public
  company costs                                                         $(4.3)
Net reduction in interest expense                                         2.2
Decrease in tax provision related to
  the above adjustments                                                    .9
                                                                        -----
Total adjustments to net income                                         $(1.2)
                                                                        =====

     Results of operations on a pro forma basis for the nine months ended September 30, 1995 versus actual results for the same period in 1996 were as follows (in millions, except percentages and per share data):


                                                                                      Inc/
                                                                  1996       1995    (Dec)
                                                               -------    -------    -----
Revenues                                                        $204.3     $179.8    13.6%
Operating income before property transactions                   $ 97.3     $ 77.4    25.7%
Operating margin before property transactions                     47.6%      43.1%    4.5pts
Operating income                                                $101.3     $ 79.5    27.4%
Operating margin                                                  49.6%      44.2%    5.4pts
Net income                                                      $ 50.6     $ 35.8    41.3%
Earnings per share                                              $  0.98    $  0.69   42.0%
Weighted average shares outstanding                               51.7       51.6


                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)

     The 1996 increases in revenues, operating income and operating margins are primarily a function of the approval and addition of new franchised hotels, additional management contracts (primarily as a result of the FelCor Agreements-see Development and Capital Spending), system-wide increases in ADR and cost containment. The 1996 sales of four company owned hotels (a Hampton Inn and a Homewood Suites in May and two additional Homewood Suites in September), the September 1995 opening of a new company owned Homewood Suites hotel and one Embassy Suites restaurant lease termination in October 1995, also impact the year over year comparisons.

     Company owned hotel revenues increased 2.6% or $0.9 million and 3.9% or $3.9 million over 1995 for the three and nine months ended September 30, 1996, respectively. On a comparable hotel basis (which excludes those hotels not open for both years and those that have had room additions), third quarter 1996 RevPAR/S increased 8.1%, 5.3% and 5.2% over the same period last year at Embassy Suites, Hampton Inn and Homewood Suites hotels, respectively. For the nine months ended September 30, 1996, RevPAR/S at Embassy Suites, Hampton Inn and Homewood Suites hotels increased 6.4%, 5.2% and 5.7% over 1995 on a comparable basis, respectively. Company owned hotel expenses were flat versus third quarter last year and increased 2.2% or $1.3 million over the first nine months of 1995.

     Franchise and management fees increased 31.3% or $7.0 million and 27.0% or $16.4 million over 1995 for the three and nine months ended September 30, 1996, respectively. As of September 30, 1996, Promus' combined hotel system had grown to include 772 properties and 101,305 rooms/suites (not including Embassy Vacation Resort properties), representing 20.2% and 18.9% increases over September 30, 1995, respectively. Although comparable system occupancy rates generally decreased slightly across brands, average daily rates (ADR) have consistently increased, resulting in higher RevPAR/S. The system expansion plus continued year over year RevPAR/S increases are the primary elements causing total system room revenues to increase 21.1% and 19.1% for the third quarter and first nine months of 1996, over the comparable periods last year, to $546.6 million and $1.5 billion, respectively. With the acquisition of the 16th and final Crown Sterling Suites hotel property by FelCor in May 1996, rooms under management contract as of September 30, 1996 have increased 78.3% over prior year. This continued unit growth in the franchise systems and the expansion of hotels under management contract, coupled with the continued focus on rate growth and cost management, were the primary contributors to the Company's higher revenues, margins and operating income as compared to prior year.

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)

     Net income on a pro forma basis increased 41.3% over 1995 for the nine months ended September 30, 1996. Both the three and nine months ended
September 30, 1996 include approximately $3.4 million of nonrecurring operating income from a specific transaction related to the restructuring of a joint venture Embassy Suites hotel. The same periods last year include approximately $0.8 million of nonrecurring operating income and $1.7 million of extraordinary income (net of tax) resulting primarily from a one-time transaction involving a similar joint venture restructuring. Net income for the third quarter and first nine months of 1996 also includes pre-tax property transaction gains of $0.5 million and $4.7 million, respectively, resulting from the sales of company owned hotels to Equity and Winston (see Development and Capital Spending). During the third quarter of 1995, a Hampton Inn hotel was sold to a franchisee resulting in a pre-tax property transaction gain of $2.3 million. Excluding the impact of the joint venture restructurings, net property transaction gains and extraordinary items from all periods, third quarter net income increased 42.6% over 1995, while net income for the first nine months of the year increased 42.2% over the same period in 1995 on a pro forma basis.

     The following comparison of expenses and other items is based on actual historical results (in millions, except percentages):

                             Third Quarter Ended               Nine Months Ended
                             Sept 30,    Sept 30,    Inc/     Sept 30,   Sept 30,   Inc/
                                1996        1995    (Dec)        1996       1995   (Dec)
                             -------     -------    -----     -------    -------   -----
Interest expense               $(7.0)      $(7.5)    (6.7)%    $(22.4)    $(23.8)   (5.9)%
Interest and other income        2.5         0.4      N/M         7.0        1.1     N/M
Effective tax rate              41.1%       42.1%    (1.0)pts    41.1%      42.1%   (1.0)pts


     Third quarter 1996 interest expense decreased over the same period last year due primarily to a decrease in interest expense attributable to the Company's nonconsolidated subsidiaries. An increase in the average debt balance was offset by lower interest rates. Interest expense for the first nine months of 1996 decreased compared to 1995 due primarily to lower actual interest rates obtained under the Promus Facility as compared to Parent's overall borrowing rate used to allocate corporate interest expense before the Spin-Off, in addition to a decrease in interest expense attributable to the Company's nonconsolidated subsidiaries, partially offset by an increase in interest expense related to deferred compensation balances. The decrease in nonconsolidated subsidiaries' interest expense results primarily from the joint venture restructurings described above as the properties' debt was replaced with additional capital investments. Also contributing to the decrease are the more favorable terms that have been secured on several other joint ventures' debt instruments over the past year.

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)

     Interest and other income for the third quarter and first nine months of 1996 increased over 1995 due primarily to increased dividend income associated with the Company's REIT investments (see Development and Capital Spending), as well as interest income on mezzanine loans to franchisees and interest charged on Promus' investment in the franchise system.

     The effective tax rate for all periods is higher than the federal statutory rate primarily due to state income taxes.

DEVELOPMENT AND CAPITAL SPENDING
--------------------------------
     General Hotel Development
     -------------------------
     There were 103 net hotel additions to the hotel systems during the first nine months of 1996 compared with 72 in the same period last year. This continued development growth is particularly impressive considering that, per the latest available information provided to Smith Travel Research as of August 1996, Promus hotel brands had a 2.9% share of the entire United States room supply, and accounted for 12.0% of new rooms added to the market from ground-up construction during the first eight months of 1996. This growth occurred primarily in the Hampton Inn brand. As of September 30, 1996, 144 properties were under construction or in the process of being converted to a Promus brand (excluding Embassy Vacation Resorts), 141 of which will operate under franchise agreements: 102 Hampton Inn hotels; 15 Embassy Suites hotels; 13 Homewood Suites hotels and 11 Hampton Inn & Suites hotels. The 144 properties will add over 15,000 rooms or suites to the Promus hotel system. The Company had 86 properties under construction at the same time last year. Promus had an additional 188 hotels approved and in the design phase at September 30, 1996, although construction had not yet begun.

     Homewood Suites and Hampton Inn & Suites Brand Development
     ----------------------------------------------------------
     Development plans over the next several years will be focused on growing the newer and therefore less mature Homewood Suites and Hampton Inn & Suites hotel brands. During the first nine months of 1996, Promus opened seven Homewood Suites hotels and eight Hampton Inn & Suites hotels. Of the 188 hotels in the design phase at September 30, 1996, 28 were Homewood Suites and 31 were Hampton Inn & Suites. The Company plans to follow its overall strategy of growing these brands through franchise and management contracts, but recognizes franchisees' difficulty in obtaining conventional bank financing for such projects. As a result, the Company has initiated several programs designed to bridge the gap between the financing that is currently available and the equity required by the prospective owners.

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)

     During 1996, Promus entered into strategic development alliances with Equity Inns, Inc. (Equity) and Winston Hotels, Inc. (Winston) whereby Promus will invest up to $15.0 million in the common stock of both Equity and Winston as they purchase existing or to be constructed Promus hotels from the Company. Promus currently plans to build approximately seven to ten Homewood Suites and/or Hampton Inn & Suites properties per year at an average cost of $7-10 million per property. Of those hotels built each year, up to two-thirds are expected to be offered for sale to Equity and Winston at Promus' cost of construction. In May 1996, two company owned properties were sold to Equity for cash proceeds of $18.6 million. Simultaneously, Promus made a $4.0 million investment in Equity common stock. In September, two additional company owned properties were sold (one to Equity and one to Winston) for cash proceeds of $15.4 million. In connection with this transaction, Promus invested $1.5 million in the common stock of both Equity and Winston. Based on the market value of Equity and Winston common stock as of September 30, 1996, Promus recorded an unrealized gain on marketable equity securities of $0.6 million (before tax) directly to stockholders' equity. Both Equity and Winston have expressed their intent to spend up to $100.0 million for the development of Promus brand properties over the next few years. Promus will receive 20-year license agreements and 10-year management contracts for all hotels developed or purchased pursuant to these alliances.

     Promus has also developed a mezzanine financing program. Under the program Promus provides conservatively underwritten secondary financing to franchisees. A minimum of 20 percent equity is required by the borrower, and the investment must meet certain defined underwriting criteria. The terms of the first mortgage and the mezzanine financing must be acceptable to Promus and the first mortgage lender, with whom Promus will enter into an inter-creditor agreement. Promus provided $5.8 million in mezzanine loans during the first nine months of 1996, and anticipates providing an additional $3.4 million during 1996. Additionally, $2.8 million was paid off during the first nine months of the year. Outstanding loans bear interest at rates ranging from 10.0% to 10.25%.

     Embassy Suites Brand Development
     ---------------------------------
     In May 1995, Promus entered into a Subscription Agreement with FelCor Suite Hotels, Inc. and FelCor Suites Limited Partnership (FelCor) whereby Promus agreed to purchase up to $25.0 million in FelCor limited partnership interests to help fund the partnership's acquisition of all-suite upscale hotels to be converted to the Embassy Suites brand. In September 1995, Promus entered into a second agreement with FelCor in connection with FelCor's agreement to acquire the Crown Sterling Suites hotel chain. FelCor is currently in the process

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)

of converting 16 of the Crown Sterling Suites hotels they acquired (over 4,000 suites) to the Embassy Suites brand. In consideration, Promus agreed to make up to a $50.0 million investment in FelCor common stock and has guaranteed repayment of a third party loan advanced to FelCor that is not to exceed $25.0 million. Hotels converted to the Embassy Suites brand under either of these agreements will operate under 20-year license agreements, and 10-year management contracts will be awarded to Promus. Subject to some restrictions, the limited partnership interests may be converted to shares of FelCor common stock on a one-for-one basis and the common stock may be sold on the open market.

     As of September 30, 1996, FelCor had acquired 24 all-suite hotel properties (including 16 Crown Sterling Suites hotels) under these agreements. Of the eight non-Crown Sterling Suites hotels acquired, five had been Embassy Suites hotels before their acquisition, and two of those five were already being managed by Promus. As of September 30, 1996, Promus managed all 24 properties (which include 5,767 suites), with four of the Crown Sterling Suites hotels still in the process of being converted to the Embassy Suites brand. Conversion of the remaining properties is expected to be complete by year end. Although management fees are already being earned on all of these properties, franchise royalties do not begin to accrue until the conversion is complete. As of September 30, 1996, Promus had funded the entire $75.0 million commitment.
Based on the market value of FelCor common stock as of September 30, 1996, Promus recorded an unrealized gain on marketable equity securities of $18.5 million (before tax) directly to stockholders' equity. This amount will change with increases or decreases in the market value of FelCor common stock; however, no earnings impact will be realized until the actual sale of the stock.

     Including the properties acquired pursuant to these agreements, FelCor owned or had an interest in 35 Embassy Suites hotels as of September 30, 1996, which represents 4.5% and 8.1% of all Promus brand hotels and hotel rooms, respectively. Those 35 hotels contributed approximately 9.2% of total system revenues and 7.6% of the Company's franchise royalties on a year to date basis. Including the four Crown Sterling Suites hotels managed by Promus but not yet converted to the Embassy Suites brand, FelCor hotels accounted for approximately 28.0% of total management fees earned through the first nine months of 1996.

     The Company also has two managed and one franchised EVR properties. The resort at Poipu Point on the Hawaiian island of Kauai was converted to the EVR brand and has 207 suites. The property in Orlando, Florida, which is under

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)

construction, has 102 suites open and will add an additional 268 suites over the next 4 years. Construction is underway on the property in South Lake Tahoe, California, which will add 210 suites over the next 5 years. Sales of timeshare intervals are underway at all three properties.

     Investment in Franchise System
     ------------------------------
     Additional investments in the franchise system are primarily attributable to the addition of new system hotels, enhancements made to the systems already in place at existing hotels and the construction of a new reservation call center in Tampa, Florida. Seasonal fluctuations in customer traffic, which are higher during the summer months, and a concentration of national media advertising expenses in the early part of the year generally result in higher net advances made by Promus to the franchise system funds during the middle part of the year. As of September 30, 1996, the Company had incurred $11.8 million and plans to spend an additional $5.3 million before the end of the year on franchise system expansion, enhancements and the new reservation center.

     Other
     -----
     Ongoing refurbishment of Promus' existing company owned hotel properties to maintain the quality standards set for those properties will continue in 1996 at an estimated annual cost of approximately $9.3 million. During the first nine months of 1996, $7.9 million in costs had been incurred for hotel refurbishment.

     As of September 30, 1996, Promus had incurred $8.3 million in costs to renovate its corporate headquarters. An additional $1.0 million is estimated to be spent on the renovation by year-end 1996.

     Cash necessary to finance projects currently under development, as well as additional projects to be developed by Promus, will be made available from operating cash flows, the Promus Facility (see Liquidity and Capital Resources), joint venture partners, specific project financing, sales of existing hotel assets and, if necessary, Promus debt and equity offerings. Promus' capital expenditures totaled $117.7 million during the first nine months of 1996. The Company expects to spend between $140.0 million and $160.0 million during 1996 to fund hotel development, to refurbish existing facilities, for investments in the common stock of FelCor, Equity and Winston, for hotel business systems, to make advances under mezzanine loan agreements and for other corporate related projects. However, some of these expenditures are expected to be offset by the receipt of proceeds from additional hotel sales to Equity and Winston.

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     The accompanying financial statements represent the portion of Parent's historical revenues, expenses, assets, liabilities and cash flows associated with its hotel operations through June 30, 1995, before becoming a stand alone company on July 1, 1995. The 1995 year to date results of operations and cash flows are not necessarily indicative of Promus' future results as a separate corporation. The most significant items that will affect liquidity and capital resources as a result of the Spin-Off are incremental costs associated with operating as a stand alone company, a decrease in the Company's average borrowing rate, and Promus' payment of state and federal income taxes and interest expense subsequent to the Distribution (Parent historically paid both).

     Cash flows from operating activities for the nine months ended
September 30, 1996, were $56.7 million, compared with $61.9 million for the same period last year. This decrease is primarily the result of changes in income tax and interest accruals totaling approximately $17.0 million. Earnings before interest, taxes, depreciation and amortization plus cash distributions from nonconsolidated affiliates less earnings from nonconsolidated affiliates (EBITDA) is a supplemental financial measurement used by management as well as by industry analysts to evaluate operations. It should not be construed as an alternative to operating income (as an indicator of operating performance) or to cash flows from operating activities (as a measure of liquidity) as determined in accordance with generally accepted accounting principles. A comparison of EBITDA and the related margins for the nine months ended September 30 is as follows (dollars in millions):

                                                            Inc/
                                         1996     1995     (Dec)
                                       ------    -----     -----
EBITDA                                 $119.8    $91.5     30.9%
EBITDA margin                            58.6%    50.9%     7.7pts
EBITDA to interest paid                   8.3      7.4     12.2%

     On September 30, 1996, the Company had a working capital deficit of $20.7 million which is a $10.7 million improvement over the deficit at December 31, 1995. The working capital deficit results primarily from Promus' cash management program that calls for all excess cash to pay down amounts outstanding under the Promus Facility. Therefore, the Company does not

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)

believe that the current ratio is an appropriate measure of its short-term liquidity without considering availability under the Promus Facility.

     During 1995 the Company entered into the Promus Facility which consists of two agreements, the significant terms of which are as follows:

                           Total       Maturity         Interest         Facility
                        Facility           Date             Rate             Fees
                    ------------  -------------    -------------   --------------
                                                   Base Rate, as
                                                     defined, or
Five-year                                              LIBOR +30     0.15% of the
  Revolver          $300,000,000  June 30, 2000     basis points   total facility

                                                   Base Rate, as
                                                     defined, or
Extendible                                           LIBOR +32.5    0.125% of the
  Revolver          $ 50,000,000   June 4, 1997     basis points   total facility

     The Extendible Revolver is a 364-day facility with annual renewals and may be converted into a two-year term loan with equal amortizing payments over such two-year period. Facility fees and interest on Base Rate loans are paid quarterly. The agreements contain a tiered scale for facility fees and the applicable LIBOR spread (current rates for both reflected above) that is based on the more favorable of Promus' current credit rating (Investment Grade rating by both Moody's Investors Service and Standard & Poor's) or the leverage ratio, as defined. Beginning in November 1996, the LIBOR spread will be reduced to
27.5 basis points for the Five-Year Revolver and 29.5 basis points for the Extendible Revolver. Facility Fees will be reduced to 0.125% and 0.105%, respectively. They also contain provisions that restrict certain investments, limit the Company's ability to incur additional indebtedness and pay dividends, and require that certain performance ratios be maintained. As of September 30, 1996, Promus was in compliance with all such covenants.

     The Five-Year Revolver includes a sublimit for letters of credit of $20.0 million. At September 30, 1996, approximately $10.7 million in letters of credit were outstanding under this agreement (related primarily to the Company's self-insurance reserves). There was approximately $91.8 million of availability under the Promus Facility as of September 30, 1996. The remaining borrowing capacity available under the Promus Facility is available for working capital, hotel development and other general corporate purposes. Both the Extendible Revolver and the Five-Year Revolver are unsecured.

     As of September 30, 1996, Promus was a party to several interest rate swap agreements that bear a total notional amount of $100.0 million. The effect of

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)

the swap agreements was to convert a portion of the Company's variable rate debt under the Promus Facility to a fixed rate. The weighted average effective fixed rate pursuant to the agreements, which expire between December 1998 and March 2000, was approximately 7.3% at September 30, 1996.

     The Company has filed a shelf registration for up to $300 million in debt securities with the Securities and Exchange Commission. The securities issuable under the registration statement may be offered from time to time in one or more series, in amounts, at prices and on terms to be determined at the time of the offerings.

RELATIONSHIP WITH PARENT
------------------------
     For the purpose of governing certain of the ongoing relationships between Promus and Parent after the Distribution and to provide mechanisms for an orderly transition, Parent and Promus have entered into various agreements and adopted policies to govern their future relationship. Management believes that the agreements are fair to both parties and contain terms comparable to those which would have been reached in arm's-length negotiations with unaffiliated parties (although comparisons are difficult with respect to certain agreements that relate to the specific circumstances of the Distribution).

TAX SHARING AGREEMENT
---------------------
     In connection with the Spin-Off, Promus and Parent entered into a tax sharing agreement that defines each company's rights and obligations with respect to deficiencies and refunds of federal, state and other income or franchise taxes relating to Promus' business for tax years prior to the Distribution and with respect to certain tax attributes of Promus after the Distribution. In general, with respect to periods ending on or before December 31, 1995, Parent is responsible for (i) filing federal tax returns for Parent and Promus for the periods such companies were members of the same consolidated group, and (ii) paying the taxes relating to such returns (to include any subsequent adjustments resulting from the redetermination of such tax liabilities by the applicable taxing authorities; Promus will reimburse
Parent for the portion of such adjustments relating to the hotel business). Promus is responsible for filing returns and paying taxes for periods beginning after the Spin-Off.

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)

PERFORMANCE STATISTICS
                                  Third Quarter Ended                       Nine Months Ended
                                  Sept 30,    Sept 30,    Inc/             Sept 30,   Sept 30,   Inc/
                                     1996        1995    (Dec)                1996       1995   (Dec)
                                  -------     -------   ------             -------    -------   -----
Comparable System Hotels*
------------------------
Embassy Suites
  Occupancy                         78.2%       77.2%    1.0 pts             76.7%      76.3%     0.4 pts
  ADR                             $108.22     $101.47    6.7%              $108.20    $102.28     5.8 %
  RevPAS                          $ 84.65     $ 78.30    8.1%              $ 83.03    $ 78.06     6.4 %
Hampton Inn
  Occupancy                         79.7%       81.0%   (1.3)pts             75.5%      76.8%    (1.3)pts
  ADR                             $ 63.06     $ 58.93    7.0%              $ 61.03    $ 57.03     7.0 %
  RevPAR                          $ 50.29     $ 47.74    5.3%              $ 46.08    $ 43.81     5.2 %
Homewood Suites
  Occupancy                         81.6%       83.4%   (1.8)pts             78.9%      80.4%    (1.5)pts
  ADR                             $ 91.73     $ 85.20    7.7%              $ 89.47    $ 83.08     7.7 %
  RevPAS                          $ 74.82     $ 71.09    5.2%              $ 70.56    $ 66.77     5.7 %
Hampton Inn & Suites
  Occupancy                         93.1%       88.6%    4.5 pts                 -          -        -
  ADR                             $ 65.69     $ 64.11    2.5%                    -          -        -
  RevPAS                          $ 61.17       56.80    7.7%                    -          -        -

Total System Hotels
-------------------
Embassy Suites
  Occupancy                         76.9%       77.1%   (0.2)pts             75.5%      76.2%    (0.7)pts
  ADR                             $107.81     $101.69    6.0%              $107.57    $101.99     5.5 %
  RevPAS                          $ 82.87     $ 78.37    5.7%              $ 81.20    $ 77.69     4.5 %
Hampton Inn
  Occupancy                         78.1%       80.4%   (2.3)pts             74.4%      76.3%    (1.9)pts
  ADR                             $ 63.04     $ 58.84    7.1%              $ 61.02    $ 57.01     7.0 %
  RevPAR                          $ 49.22     $ 47.33    4.0%              $ 45.38    $ 43.49     4.3 %
Homewood Suites
  Occupancy                         77.8%       83.0%   (5.2)pts             75.7%      79.5%    (3.8)pts
  ADR                             $ 92.67     $ 84.55    9.6%              $ 90.25    $ 82.13     9.9 %
  RevPAS                          $ 72.08     $ 70.19    2.7%              $ 68.31    $ 65.27     4.7 %
Hampton Inn & Suites
  Occupancy                         70.5%       76.5%   (6.0)pts             67.1%      72.0%    (4.9)pts
  ADR                             $ 76.36     $ 69.90    9.2%              $ 72.60    $ 69.43     4.6 %
  RevPAS                          $ 53.82     $ 53.47    0.7%              $ 48.69    $ 49.97    (2.6)%

Total System Revenues
---------------------
(in thousands)
Hampton Inn                       $289,169    $239,766   20.6%          $  755,858  $  625,681   20.8 %
Embassy Suites                     227,659     191,853   18.7%             639,030     555,340   15.1 %
Homewood Suites                     23,569      18,539   27.1%              62,994      52,111   20.9 %
Hampton Inn & Suites                 6,175       1,058    N/M               12,068       1,13     N/M
                                  --------    --------                  ----------  ----------
                                  $546,572    $451,216   21.1%          $1,469,950  $1,234,271   19.1 %
                                  ========    ========                  ==========  ==========

*Excludes those hotels not open for the entire reporting period in both years and those that have had room additions during the respective reporting periods.

                  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations (Continued)

                                  Number of Hotels              Number of Rooms/Suites
                                Sept 30,   Sept 30,      Inc/       Sept 30,   Sept 30,      Inc/
                                   1996       1995      (Dec)          1996       1995      (Dec)
                                -------    -------    -------       -------    -------      -----
Embassy Suites*
  Company owned                       9          9         -          2,025      2,025          -
  Joint venture                      23         23         -          5,895      5,901       (0.1)%
  Management contract                41         27      51.9 %        9,914      6,280       57.9 %
  Franchised                         56         52       7.7 %       12,968     12,048        7.6 %
                                    ---        ---                  -------     ------
                                    129        111      16.2 %       30,802     26,254       17.3 %
                                    ===        ===                  =======     ======
Hampton Inn
  Company owned                      13         14      (7.1)%        1,790      1,916       (6.6)%
  Joint venture                      19         19         -          2,376      2,376          -
  Management contract                 5          4      25.0 %          589        464       26.9 %
  Franchised                        557        464      20.0 %       60,430     50,922       18.7 %
                                    ---        ---                  -------     ------
                                    594        501      18.6 %       65,185     55,678       17.1 %
                                    ===        ===                  =======     ======
Homewood Suites
  Company owned                       8          9     (11.1)%          924      1,024       (9.8)%
  Management contract                 3          -       N/M            347          -        N/M
  Franchised                         25         18      38.9 %        2,530      1,881       34.5 %
                                    ---        ---                  -------     ------
                                     36         27      33.3 %        3,801      2,905       30.8 %
                                    ===        ===                  =======     ======
Hampton Inn & Suites
  Management contract                 1          -       N/M            127          -        N/M
  Franchised                         12          3       N/M          1,390        332        N/M
                                    ---        ---                  -------     ------
                                     13          3       N/M          1,517        332        N/M
                                    ===        ===                  =======     ======
Total System
  Company owned                      30         32      (6.3)%        4,739      4,965       (4.6)%
  Joint venture                      42         42         -          8,271      8,277       (0.1)%
  Management contract                50         31      61.3 %       10,977      6,744       62.8 %
  Franchised                        650        537      21.0 %       77,318     65,183       18.6 %
                                    ---        ---                  -------     ------
                                    772        642      20.2 %      101,305     85,169       18.9 %
                                    ===        ===                  =======     ======

                                         September 30, 1996                  September 30, 1995
                                       Managed   Franchised                Managed   Franchised
                                       -------   ----------                -------   ----------
Embassy Vacation Resorts
  Resort Properties                          2            1                      1            -
  Timeshare units open                     102          207                     24            -
  Timeshare intervals sold to date       2,425        1,120                  1,125            -

*Excludes Embassy Vacation Resorts and four Crown Sterling Suites hotels with 1,045 suites that had not yet been converted to the Embassy Suites brand.

                             PART II - OTHER INFORMATION
                             ---------------------------
                      Item 6.  Exhibits and Reports on Form 8-K
                      -----------------------------------------

(a)  Exhibits

     EX-27        Financial Data Schedule (1)

(b)  No reports on Form 8-K were filed during the quarter ended
     September 30, 1996.

--------
Footnote

(1)  Filed herewith.

                                      Signature
                                      ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PROMUS HOTEL CORPORATION

November 12, 1996                By: JEFFERY M. JARVIS
                                     -----------------------------
                                     Jeffery M. Jarvis
                                     Vice President and Controller
                                     (Chief Accounting Officer)

                                    Exhibit Index
                                    -------------
                                                              Sequential
Exhibit No.                 Description                          Page No.
------------     ----------------------------------------     ----------


EX-27            Financial Data Schedule  (1)                       33

--------
Footnote

(1)  Filed herewith.