Form 10-K
period 1996-12-31
PROMUS HOTEL CORP
filed 1997-03-18
CIK 944647

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                  TO

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                     TITLE OF EACH CLASS                                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------  --------------------------------------------------------------
Common Capital Stock, Par Value $.10 per share*                          NEW YORK STOCK EXCHANGE
                                                                         CHICAGO STOCK EXCHANGE
                                                                         PACIFIC STOCK EXCHANGE
                                                                         PHILADELPHIA STOCK EXCHANGE

* Common Capital Stock also has special stock purchase rights listed on each of the same exchanges

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $35.375 for the Common Stock as reported on the New York Stock Exchange Composite Tape on February 28, 1997, is $1,767,634,201.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 28, 1997.

    Common Capital Stock...................................51,425,460 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996, are incorporated by reference into Parts I and II hereof and portions of the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

    Material from the Annual Report to Stockholders for the fiscal year ended December 31, 1996 (the "Annual Report") of Promus Hotel Corporation (referred to herein, together with its subsidiaries where the context requires, as the "Company" or "Promus") is incorporated by reference in Parts I and II hereof where referred to herein. Material from the Company's Proxy Statement, prepared and mailed to stockholders in accordance with Section 14 of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules and regulations of the Securities and Exchange Commission (the "Commission") thereunder, for the Annual Meeting of Stockholders of the Company to be held on April 23, 1997 (the "Proxy Statement") is incorporated by reference in Part III hereof where referred to therein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEMS 1 AND 2. BUSINESS AND PROPERTIES.

    Promus Hotel Corporation is one of the leading hotel companies in the United States. The Company operates the Embassy Suites, Hampton Inn, Hampton Inn & Suites and Homewood Suites hotel brands and Embassy Vacation Resort interval ownership brand.

    Promus was incorporated on March 2, 1995 under Delaware law and conducts its hotel business through its wholly-owned subsidiary, Promus Hotels, Inc. ("PHI"), and PHI's subsidiaries. The principal asset of Promus is the stock of PHI, which holds, directly or indirectly through subsidiaries, substantially all of the assets of the Company's businesses. The principal executive offices of Promus are located at 755 Crossover Lane, Memphis, Tennessee 38117, telephone (901) 374-5000.

    Operating data for the three most recent years, together with interest expense, dividend income, and interest and other income, is set forth on pages 19, 21 and 27 of the Annual Report. Information as to assets is set forth on the inside front cover of the Annual Report and pages 26, 30, 31, and 36 through 39 of the Annual Report. All of the foregoing pages of the Annual Report are incorporated herein by reference.

    For information on operating results and a discussion of those results, see the inside front cover and page one and see also "Performance Statistics" on page 17 of the Annual Report, and "Management's Discussion and Analysis" on pages 18 through 24 of the Annual Report, which pages are incorporated herein by reference.

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

    The Company operates, owns and licenses hotels bearing the Embassy Suites, Hampton Inn, Hampton Inn & Suites and Homewood Suites names. Each brand is targeted to a specific market segment. The Company also operates and licenses an interval ownership system bearing the name of Embassy Vacation Resort.

    Embassy Suites hotels, of which there were 136 hotels in operation on December 31, 1996, appeal to the business and leisure traveler who has a need or desire for greater space and more focused services than are available in traditional upscale hotels. Embassy Suites hotels comprise the largest upscale, all-suite hotel system in the United States determined by number of suites and system revenues.

    Hampton Inn hotels are moderately priced hotels designed to attract the business and leisure traveler desiring quality accommodations at affordable prices. Since 1984, when the brand was introduced, the system has grown to 620 hotels in operation as of December 31, 1996.

    Homewood Suites hotels, of which there were 37 in operation on December 31, 1996, appeal to the extended stay market and targets the traveler who stays five or more consecutive nights, as well as the traditional business and leisure traveler.

    Hampton Inn & Suites hotels incorporate the best features of the Hampton Inn and Homewood Suites brands, offering both traditional hotel room accommodations and apartment-style suites within one property. There were 16 Hampton Inn & Suites hotels in operation as of December 31, 1996.

    Embassy Vacation Resort properties, of which there were three as of December 31, 1996, feature a high quality interval ownership system available to the public.

    As of December 31, 1996, the Company's hotel brands included 683 properties that are licensed by the Company, 98 properties that are licensed and managed by the Company, and 28 properties that are owned and operated by the Company. These 809 hotels include 105,930 rooms and suites.

    All of the Company's hotel brands are managed by a single senior management team. Although the Company's growth strategy emphasizes obtaining new franchise or management contracts, the Company also constructs, owns and operates its own hotels. Owned hotels are sold from time to time to realize the value of the underlying assets and to increase its return on investment. Following such sales, the hotels typically are operated either by the Company under management contracts and franchise licenses or by the purchasers under franchise licenses from the Company.

    Each of the Company's hotel brands uses a fully integrated computerized system that includes centralized reservations and marketing systems, along with local property management and revenue management systems. This sophisticated business system is fully integrated and is linked to the Promus network, a communications network which connects all Promus hotels to the Company's reservation offices and more than 300,000 travel agents worldwide. The Embassy Suites, Embassy Vacation Resort, Hampton Inn, Hampton Inn & Suites and Homewood Suites business systems' reservation modules receive reservation requests entered on terminals located at all of their respective hotels, interval ownership properties and reservation centers, major domestic and international airlines via their global distribution systems, and direct from consumers via computer access to each brand's Internet site. The systems immediately confirm reservations or indicate accommodations available at alternate Promus properties. Reservations are transmitted automatically to the property for which the reservation is made. The Company's data centers that house all of the satellite and reservation, marketing and revenue management computers are located in Memphis, Tennessee. The Company's primary reservation office is located in Memphis, Tennessee with a second office in Tampa, Florida. See pages 26 and 31 of the Annual Report, which pages are incorporated by reference, for "Investment in Franchise System."

    A major element of the Company's business strategy and culture is an unconditional 100% guarantee of service satisfaction. If guests are not satisfied with their stay, they are not expected to pay. All of the Company's hotel brands offer suites/rooms exclusively for non-smoking guests.

LICENSING AND MANAGEMENT CONTRACT OPERATIONS

    LICENSING

    The Company's revenues from licensing operations for all Embassy Suites, Hampton Inn, Hampton Inn & Suites and Homewood Suites hotels consist of initial license application fees and continuing royalties. The initial license application fee for an Embassy Suites hotel is $500 per room, with a minimum of $100,000, and $450 per room, with a minimum of $45,000, for each Hampton Inn, Hampton Inn & Suites and Homewood Suites hotel. The license agreements generally provide for a four percent royalty based upon gross rooms/suites revenues and also provide for a separate marketing and reservation contribution.

    There is no initial license application fee for the Embassy Vacation Resort interval ownership brand. There are license fees of 2% of net interval sales; 2% of gross rental pool revenues; and 5.5% of gross rental pool revenues booked through Promus central reservations.

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

    Under the Company's management contracts, the Company, as the manager, operates or supervises all aspects of the hotel's operations. The hotel owner is generally responsible for all costs, expenses and liabilities incurred in connection with operating the hotel, including the expenses and salaries of all hotel employees. The hotel owner also enters into a separate license agreement with the Company and pays the royalty and marketing and reservation contributions as provided in the license agreement. In addition, the hotel owner is often required to set aside a certain percentage of hotel revenues for capital replacement. The Company's management contracts typically have a term of ten years and most give the Company specified renewal rights. The management contract may be terminated by either party due to an uncured default by the other party.

    The Company also acts as the manager for two of its Embassy Vacation Resort properties pursuant to management contracts with generally similar terms and responsibilities as its hotel management contracts. Fees for the management of Embassy Vacation Resort properties consist of a percentage of rental pool revenue and homeowner assessments.

    See "Franchise and Management Fees" on page 27 of the Annual Report, which page is incorporated herein by reference, for revenues from licensing and management contract operations.

REAL ESTATE INVESTMENT TRUSTS

    The Company has acquired equity positions in three publicly-traded real estate investment trusts ("REITs"), the purpose of which in each case is to increase development and management of hotels identified by the Company's hotel brands. In 1995 and 1996, investments totaling $75 million were made in shares and units of FelCor Suite Hotels, Inc. and FelCor Suites Limited Partnership ("FELCOR"). These funds were used by FELCOR to acquire existing hotels for conversion to the Embassy Suites brand including 16 Crown Sterling hotels now managed by the Company. All the Crown Sterling conversions were completed by the end of 1996. Additionally, the Company has guaranteed up to $25 million of a third party loan to FELCOR, all of which was drawn as of December 31, 1996. In 1996 the Company committed to invest $15 million in shares of Equity Inns, Inc. and $15 million in shares of Winston Hotels, Inc. In both cases the investments will be funded as the REITs acquire hotels developed and managed by the Company. Although the Company made the equity investments described above for investment purposes, it is not the strategy of the Company to invest in real estate or the equity of REITs for protracted periods.

EMBASSY SUITES HOTELS

    The following table sets forth information regarding all Embassy Suites hotels, including company owned hotels, hotels operated by the Company under management contracts or joint venture arrangements and hotels operated by licensees:

                                                                                    MANAGEMENT
                                                                   COMPANY          CONTRACTS/
                                                LICENSED            OWNED         JOINT VENTURES         TOTAL
                                            ----------------   ---------------   ----------------   ----------------
                                            NUMBER   NUMBER    NUMBER   NUMBER   NUMBER   NUMBER    NUMBER   NUMBER
                                              OF       OF        OF       OF       OF       OF        OF       OF
                                            HOTELS   SUITES    HOTELS   SUITES   HOTELS   SUITES    HOTELS   SUITES
                                            ------   -------   ------   ------   ------   -------   ------   -------
December 31, 1993.........................    52     12,354       9     2,027      46     11,748     107     26,129

1994 Activity:
  Additions...............................     1        177       -         -       2        410       3        587
  Status Changes, net(a)..................     -        (15)      -        (2)      -         15       -         (2)
  Sales/Terminations......................    (2)      (760)      -         -      (1)      (239)     (3)      (999)
                                            ------   -------   ------   ------   ------   -------   ------   -------
December 31, 1994.........................    51     11,756       9     2,025      47     11,934     107     25,715

1995 Activity:
  Additions...............................     6      1,052       -         -       2        191       8      1,243
  Status Changes, net(a)..................    (1)       (56)      -         -       1         56       -          -
  Sales/Terminations......................    (1)      (223)      -         -       -          -      (1)      (223)
                                            ------   -------   ------   ------   ------   -------   ------   -------
December 31, 1995.........................    55     12,529       9     2,025      50     12,181     114     26,735

1996 Activity:
  Additions...............................     3      1,088       -         -      19      4,824      22      5,912
  Status Changes, net(a)..................     -        (34)      -         -       -         34       -          -
  Sales/Terminations......................     -          -       -         -       -          -       -          -
                                            ------   -------   ------   ------   ------   -------   ------   -------
December 31, 1996.........................    58     13,583       9(b)  2,025      69(c)  17,039     136     32,647
                                            ------   -------   ------   ------   ------   -------   ------   -------
                                            ------   -------   ------   ------   ------   -------   ------   -------

------------------------

(a) Consists of transfers of properties among the licensed, managed and owned categories.

(b) Includes one property in which the Company owns more than a 50% interest. (This property is under a license agreement to a third party and is managed by Promus.)

(c) Includes 67 hotels that are also licensed to third parties.

    As of December 31, 1996, 12 Embassy Suites hotels were under construction, 11 of which will be licensee operated, one of which will be company-managed.

    Embassy Suites hotels are located in 34 states, the District of Columbia, Thailand, Canada and Latin America. Embassy Suites hotels have an average of 240 suites per hotel. Each guest suite has a separate living room and dining/work area, with a console television, sofa-sleeper, refrigerator and wet bar, as well as a traditional bedroom (with a king size bed or two double beds). Most Embassy Suites hotels are built around a landscaped atrium. All hotels offer a free, cooked-to-order breakfast and, where local law allows, complimentary evening cocktails.

    The following table sets forth information concerning system occupancy, average daily rate per occupied suite and revenue per available suite for all Embassy Suites hotels:

                                                                   AVERAGE DAILY
                                                      OCCUPANCY       RATE PER       REVENUE PER
YEAR                                                    RATE       OCCUPIED SUITE  AVAILABLE SUITE
--------------------------------------------------  -------------  --------------  ---------------
1996..............................................         73.6%     $   107.36       $   79.00
1995..............................................         74.2%     $   101.90       $   75.61
1994..............................................         74.9%     $    97.28       $   72.86

EMBASSY VACATION RESORT PROPERTIES

    The following table sets forth information regarding all Embassy Vacation Resort ("EVR") properties, including resorts licensed and managed by the Company and those licensed by the Company and managed by the licensee or agent:

                                        LICENSED WITH                              LICENSED WITH
                                    MANAGEMENT BY LICENSEE                     MANAGEMENT BY COMPANY
                           ----------------------------------------   ----------------------------------------
                           NUMBER    NUMBER   NUMBER OF   NUMBER OF   NUMBER    NUMBER   NUMBER OF   NUMBER OF
                             OF        OF     INTERVALS   INTERVALS     OF        OF     INTERVALS   INTERVALS
                           RESORTS   UNITS    AVAILABLE     SOLD      RESORTS   UNITS    AVAILABLE     SOLD
                           -------   ------   ---------   ---------   -------   ------   ---------   ---------
December 31, 1994........     -         -           -           -        -         -           -           -

1995 Activity............     1       207      10,557         281        1        48       2,448       1,523
                           -------   ------   ---------   ---------   -------   ------   ---------   ---------
December 31, 1995........     1       207      10,557         281        1        48       2,448       1,523

1996 Activity............     -         -           -       1,145        1       116(a)    5,916(a)    1,575(b)
                           -------   ------   ---------   ---------   -------   ------   ---------   ---------
December 31, 1996........     1       207      10,557       1,426        2       164       8,364       3,098
                           -------   ------   ---------   ---------   -------   ------   ---------   ---------
                           -------   ------   ---------   ---------   -------   ------   ---------   ---------

------------------------

(a) Included in these numbers are 62 units currently under construction, resulting in 3,162 intervals available for sale.

(b) Includes 263 intervals sold under pre-sale contracts.

    Embassy Vacation Resort is a premium interval ownership concept that provides consumers the opportunity to purchase use of a one, two or three bedroom condominium-style unit for one or more weeks annually in a prime leisure location, for an initial investment plus a reasonable annual maintenance fee.

    Each Embassy Vacation Resort property offers a quality, fully furnished accommodations product (consisting of an inside living area, full kitchen, bathroom(s), bedroom(s), and outside patio/entertainment area) coupled with added value facilities like swimming pool, exercise room, hot tub, tennis courts, volleyball, and kids club. Beach, boating, snow/water skiing facilities may be available depending on location.

    For a separate annual fee (the initial year paid as part of the purchase price), plus a per exchange service fee, each owner has the opportunity to exchange his interest for the use of similar facilities at another Embassy Vacation Resort property or a third party participating resort property.

    The Company has two managed and one franchised EVR properties. The resort at Poipu Point on the Hawaiian island of Kauai was converted to the EVR brand and has 207 suites. The resort in Orlando, Florida, which is under construction, has 102 suites open and will add an additional 268 suites over the next four years. Construction is underway on the resort in South Lake Tahoe, California, which will add 210 suites over the next five years. Sales of timeshare intervals are underway at all three resorts.

    Additionally, in December 1996, the Company created a joint venture relationship with Vistana Development, Inc. for the purpose of developing multiple, as yet unidentified, future interval resorts. As part of this agreement, the Company agreed to franchise two resort projects under the Company's brands, one of which will also be managed by the Company.

HAMPTON INN HOTELS

    The following table sets forth information regarding all Hampton Inn hotels, including Company owned hotels, hotels operated under management contracts or joint venture arrangements and hotels operated by licensees:

                                                                            MANAGEMENT
                                                            COMPANY         CONTRACTS/
                                         LICENSED            OWNED        JOINT VENTURES         TOTAL
                                     ----------------   ---------------   ---------------   ----------------
                                     NUMBER   NUMBER    NUMBER   NUMBER   NUMBER   NUMBER   NUMBER   NUMBER
                                       OF       OF        OF       OF       OF       OF       OF       OF
                                     HOTELS    ROOMS    HOTELS   ROOMS    HOTELS   ROOMS    HOTELS    ROOMS
                                     ------   -------   ------   ------   ------   ------   ------   -------
December 31, 1993..................    333    39,153      15     2,048      24     2,961     372     44,162

1994 Activity:
  Additions........................     67     6,149       -         -       -         -      67      6,149
  Sales/Terminations...............     (1)     (118)      -        (1)     (1)     (121)     (2)      (240)
                                     ------   -------   ------   ------   ------   ------   ------   -------
December 31, 1994..................    399    45,184      15     2,047      23     2,840     437     50,071

1995 Activity:
  Additions........................     87     8,187       -         -       -         -      87      8,187
  Status Changes, net(a)...........      1       131      (1)     (131)      -         -       -          -
  Sales/Terminations...............     (4)     (544)      -         -       -         -      (4)      (544)
                                     ------   -------   ------   ------   ------   ------   ------   -------
December 31, 1995..................    483    52,958      14     1,916      23     2,840     520     57,714

1996 Activity:
  Additions........................    102     9,996       -        (1)      -        89     102     10,084
  Status Changes, net(a)...........      -         -      (1)     (125)      1       125       -          -
  Sales/Terminations...............     (1)     (124)     (1)     (136)      -         -      (2)      (260)
                                     ------   -------   ------   ------   ------   ------   ------   -------
December 31, 1996..................    584(b) 62,830      12     1,654      24(c)  3,054     620     67,538
                                     ------   -------   ------   ------   ------   ------   ------   -------
                                     ------   -------   ------   ------   ------   ------   ------   -------

------------------------

(a) Consists of transfers of properties among the licensed, managed and owned categories.

(b) Includes one property open only on a seasonal basis.

(c) These hotels are also licensed to third parties.

    On December 31, 1996, 95 Hampton Inn hotels were under construction. All of these hotels will be licensee operated.

    Hampton Inn hotels are currently located in 46 states, as well as Canada, Thailand and Latin America. An average Hampton Inn hotel has 109 rooms. The Hampton Inn hotel's standardized concept provides for a guest room featuring a color television, free in-room movies, free local telephone calls and complimentary continental breakfast. Unlike full-service hotels, Hampton Inn hotels do not feature restaurants, lounges or large public spaces.

    The following table sets forth information concerning system occupancy, average daily rate per occupied room and revenue per available room for all Hampton Inn hotels:

                                                                   AVERAGE DAILY
                                                     OCCUPANCY       RATE PER        REVENUE PER
YEAR                                                   RATE        OCCUPIED ROOM   AVAILABLE ROOM
-------------------------------------------------  -------------  ---------------  ---------------
1996.............................................         72.1%      $   60.84        $   43.85
1995.............................................         73.7%      $   56.97        $   42.01
1994.............................................         74.3%      $   53.46        $   39.74

HOMEWOOD SUITES HOTELS

    The following table sets forth information regarding all Homewood Suites hotels, including Company owned hotels, hotels operated under management contracts or joint venture arrangements and hotels operated by licensees:

                                                                               MANAGEMENT
                                                               COMPANY          CONTRACT/
                                            LICENSED            OWNED         JOINT VENTURE         TOTAL
                                         ---------------   ---------------   ---------------   ---------------
                                         NUMBER   NUMBER   NUMBER   NUMBER   NUMBER   NUMBER   NUMBER   NUMBER
                                           OF       OF       OF       OF       OF       OF       OF       OF
                                         HOTELS   SUITES   HOTELS   SUITES   HOTELS   SUITES   HOTELS   SUITES
                                         ------   ------   ------   ------   ------   ------   ------   ------
December 31, 1993......................    16     1,794       8       932       -        -       24     2,726
1994 Activity - Additions..............     2       155       -         -       -        -        2       155
                                         ------   ------   ------   ------   ------   ------   ------   ------
December 31, 1994......................    18     1,949       8       932       -        -       26     2,881
1995 Activity:
  Additions............................     4       266       1        92       -        -        5       358
  Sales/Terminations...................    (1)     (144)      -         -       -        -       (1)     (144)
                                         ------   ------   ------   ------   ------   ------   ------   ------
December 31, 1995......................    21     2,071       9     1,024       -        -       30     3,095
1996 Activity:
  Additions............................     6       637       2       247       -        -        8       884
  Status Changes, net(a)...............     -         -      (4)     (471)      4      471        -         -
  Sales/Terminations...................    (1)      (80)      -         -       -        -       (1)      (80)
                                         ------   ------   ------   ------   ------   ------   ------   ------
December 31, 1996......................    26     2,628       7       800       4(b)   471       37     3,899
                                         ------   ------   ------   ------   ------   ------   ------   ------
                                         ------   ------   ------   ------   ------   ------   ------   ------

------------------------

(a) Consists of transfers of properties among the licensed, managed and owned categories.

(b) These hotels are also licensed to third parties.

    On December 31, 1996, 21 Homewood Suites hotels were under construction, 17 of which will be licensee operated, and four of which will be Company owned.

    Homewood Suites hotels, which have an average of 105 suites, are currently located in 19 states. Homewood Suites hotels feature residential-style accommodations, which include a living room area (some with fireplaces), separate bedroom (with a king size bed or two double beds) and a separate bathroom, and a fully-equipped kitchen. The hotel is centered around a central community building called the Lodge which affords guests a high level of social interaction. Amenities include a complimentary breakfast and an evening social hour, a convenience store, grocery shopping, business center, outdoor pool, exercise center and limited meeting facilities.

    The following table sets forth information concerning system occupancy, average daily rate per occupied suite and revenue per available suite for all Homewood Suites hotels:

                                                                    AVERAGE DAILY
                                                      OCCUPANCY       RATE PER        REVENUE PER
YEAR                                                    RATE       OCCUPIED SUITE   AVAILABLE SUITE
--------------------------------------------------  -------------  ---------------  ---------------
1996..............................................         73.2%      $   90.40        $   66.14
1995..............................................         76.9%      $   82.42        $   63.37
1994..............................................         78.1%      $   76.38        $   59.67

HAMPTON INN & SUITES HOTELS

    The following table sets forth information regarding all Hampton Inn & Suites hotels, including hotels operated under management contracts or joint venture arrangements, and hotels operated by licensees:

                                                                                     MANAGEMENT
                                                                                     CONTRACTS/
                                                                    LICENSED       JOINT VENTURES         TOTAL
                                                                 ---------------   ---------------   ---------------
                                                                 NUMBER   NUMBER   NUMBER   NUMBER   NUMBER   NUMBER
                                                                   OF       OF       OF       OF       OF       OF
                                                                 HOTELS   SUITES   HOTELS   SUITES   HOTELS   SUITES
                                                                 ------   ------   ------   ------   ------   ------
December 31, 1994..............................................      -        -       -        -        -         -
1995 Activity - Additions......................................      5      573       -        -        5       573
                                                                 ------   ------   ------   ------   ------   ------
December 31, 1995..............................................      5      573       -        -        5       573
1996 Activity - Additions......................................     10    1,146       1      127       11     1,273
                                                                 ------   ------   ------   ------   ------   ------
December 31, 1996..............................................     15    1,719       1(a)   127       16     1,846
                                                                 ------   ------   ------   ------   ------   ------
                                                                 ------   ------   ------   ------   ------   ------

------------------------

(a)  This hotel is also licensed to a third party.

    Hampton Inn & Suites hotels combine standard guest rooms with a significant block of two-room suites in a single property. Development of this product is targeted for commercial and suburban markets, as well as destination and resort markets. Each property contains a centrally located, expanded lobby and complimentary services area and includes an exercise room, convenience shop, meeting/hospitality room and coin-laundry. An expanded complimentary continental breakfast buffet is offered. The first Hampton Inn & Suites hotel opened June 6, 1995.

    As of December 31, 1996, 17 Hampton Inn & Suites hotels were under construction, all of which will be licensee operated. Hampton Inn & Suites have an average of 115 suites and are currently located in 12 states and Canada.

    The following table sets forth information concerning system occupancy, average daily rate per occupied suite and revenue per available suite for all Hampton Inn & Suites hotels:

                                                                                        AVERAGE DAILY
                                                                          OCCUPANCY       RATE PER        REVENUE PER
YEAR                                                                        RATE       OCCUPIED SUITE   AVAILABLE SUITE
----------------------------------------------------------------------  -------------  ---------------  ---------------
1996..................................................................         63.9%      $   73.41        $   46.89
1995..................................................................         59.4%      $   70.13        $   41.65

                                     OTHER

AUDUBON WOODS BUSINESS CAMPUS

    The Company's corporate headquarters, located in Memphis, Tennessee, consists of four office buildings acquired in 1995 containing approximately 360,000 square feet of office space on 31 acres of land. The Company occupies 50% of the office space while leasing the remaining space. The Company spent approximately $13 million during 1996 for renovations. Renovations are expected to be completed in the second quarter of 1997.

                                   TRADEMARKS

    The following trademarks used herein are owned by the Company:
Promus-Registered Trademark-; Embassy Suites-Registered Trademark-; Embassy Vacation Resort-Registered Trademark-; Hampton Inn-Registered Trademark-; Hampton Inn & Suites-Registered Trademark-, Homewood
Suites-Registered Trademark-. The names

"Embassy Suites," "Embassy Vacation Resort," "Hampton Inn," "Hampton Inn & Suites," and "Homewood Suites" are registered as service marks in the United States and in certain foreign countries. The Company considers all of these marks, and the associated name recognition, to be valuable to its business.

                                  COMPETITION

    The Company encounters strong competition as a hotel owner, manager and franchisor with other lodging related companies in the lodging industry. As of December 31, 1996, there were more than 150 hotel brands (chains with more than one hotel). Although most of these companies are privately owned firms, several large national chains own and operate their own hotels and also franchise their brands. There is no single competitor which is dominant in the industry.

    Affiliation with a national or regional brand is a major trend in the U.S. lodging industry. In 1996, 67% of U.S. hotel rooms were brand-affiliated, compared to 62% in 1989. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its systems, brand identification and reservation system.

    The Company believes that its brands are attractive to hotel owners seeking a management company or franchise affiliation because its hotels typically generate higher occupancies and revenue per available room (RevPAR) than direct competitors in most market areas. The Company attributes this performance premium to its success in achieving and maintaining strong customer preference. The Company's brands are also designed to be attractive to leisure guests and weekend demand. Repeat guest business is enhanced by the Company's unconditional service guarantee, which is a significant component of the Company's operating strategy. Customer preference for the Company's brands means the Company neither needs nor desires to incur the significant cost of frequent stay programs.

    The lodging industry in general, including the Company's brands, may be adversely affected by national and regional economic conditions and government regulations. The demand for accommodations at a particular hotel may be adversely affected by many factors including changes in travel patterns, local and regional economic conditions and the degree of competition with other hotels in the area.

                            GOVERNMENTAL REGULATION

LICENSING

    A number of states regulate the licensing of hotels and restaurants and the granting of liquor licenses by requiring registration, disclosure statements and compliance with specific standards of conduct. Various federal and state regulations mandate certain disclosures and other practices with respect to the sales of license agreements and the licensor/licensee relationship. In addition, there is considerable state regulation of the vacation interval industry. The Company's operations have not been materially affected by such legislation and regulations, but the Company cannot predict the effect of future legislation.

                               EMPLOYEE RELATIONS

    Promus, through its subsidiaries, has approximately 11,000 employees, of whom approximately 1,000 are based in the Company's headquarters, reservations and data centers in Memphis, Tennessee. Promus' subsidiaries have collective bargaining agreements covering fewer than ten employees. The Company considers its relations with employees to be very good.

ITEM 3. LEGAL PROCEEDINGS.

    Actions for negligence or other tort claims occur routinely in the ordinary course of the Company's business, but none of these proceedings involves a claim for damages (in excess of applicable excess umbrella insurance coverages) involving more than 10% of current assets of the Company. The Company does not anticipate any amounts which it may be required to pay as a result of an adverse determination of such legal proceedings, individually or in the aggregate, or any other relief granted by reason thereof, will have a material adverse effect on the Company's financial position or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                         POSITIONS AND OFFICES HELD AND PRINCIPAL
NAME AND AGE                                          OCCUPATIONS OR EMPLOYMENT DURING PAST 5 YEARS
---------------------------------------  ------------------------------------------------------------------------

Michael D. Rose (55)...................  Chairman of the Board of Promus since April, 1995. Chairman of the Board of Harrah's Entertainment, Inc. (1995-1996). Chairman of the Board
                                         (1989-1995) of PCI. Chief Executive Officer (1989-1994) and President
                                         (1989-1991) of PCI. Mr. Rose is also a director of Ashland, Inc., Darden
                                         Restaurants, Inc., First Tennessee National Corporation, Stein Mart,
                                         Inc. and General Mills, Inc.

Raymond E. Schultz (63)................  Director, President and Chief Executive Officer of Promus since April,
                                         1995. President and Chief Executive Officer of the Hotel Division of PCI
                                         (1993-1995). President and Chief Executive Officer of Hampton
                                         Inn/Homewood Suites Hotel Division of PCI (1991-1993). President and
                                         Chief Executive Officer of Hampton Inn Hotel Division of PCI
                                         (1983-1991).

David C. Sullivan (57).................  Director, Executive Vice President and Chief Operating Officer of Promus
                                         since April, 1995. Executive Vice President and Chief Operating Officer
                                         of the Hotel Division of PCI (1993-1995). Senior Vice President of
                                         Development and Operations of Hampton Inn/ Homewood Suites Hotel
                                         Division of PCI (1991-1993). Vice President of Development, Hampton Inn
                                         Hotel Division of PCI (1990-1991).

Donald H. Dempsey (52).................  Senior Vice President and Chief Financial Officer of Promus since April,
                                         1995. Senior Vice President of Finance & Administration of the Hotel
                                         Division of PCI (1993-1995). Vice President, Finance of Hampton
                                         Inn/Homewood Suites Hotel Division of PCI (1991-1993). Vice President,
                                         Finance of Hampton Inn Hotel Division of PCI (1990-1991).

Ralph B. Lake (52).....................  Senior Vice President, General Counsel and Secretary of Promus since
                                         April, 1995. Vice President and General Counsel of Gaming Development of
                                         PCI (1992-1995). Associate General Counsel-International of PCI
                                         (1991-1992). Vice President and General Counsel of Homewood Suites Hotel
                                         Division of PCI (1988-1991).

Thomas L. Keltner (50).................  Senior Vice President, Development of Promus since April, 1995. Senior
                                         Vice President, Development of the Hotel Division of PCI (1993-1995).
                                         President, Golf Training Systems, Inc., (1991-1993). Senior Vice
                                         President and Chief Operating Officer, Franchise Division of Holiday Inn
                                         Worldwide (1990). President and Managing Director, Holiday Inns
                                         International (1988-1990).

Mark C. Wells (47).....................  Senior Vice President, Franchise Services of Promus since March, 1996.
                                         Senior Vice President, Marketing of Promus (April 1995-March 1996).
                                         Senior Vice President, Marketing of the Hotel Division of PCI
                                         (1993-1995). Senior Vice President, Marketing of Hampton Inn/Homewood
                                         Suites Hotel Division of PCI (July 1993-October 1993). Senior Vice
                                         President, Marketing of Embassy Suites Hotel Division of PCI
                                         (1991-1993). Vice President, Marketing of Hampton Inn Hotel Division of
                                         PCI (1986-1991).

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is listed on the New York Stock Exchange and traded under the ticker symbol "PRH". The stock is also listed on the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange.

    The following table sets forth the high and low price per share of the Company's Common Stock for 1996:

1996                                                                           HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
First Quarter..............................................................  $   28.00  $   20.88
Second Quarter.............................................................  $   29.63  $   25.25
Third Quarter..............................................................  $   32.25  $   24.75
Fourth Quarter.............................................................  $   34.00  $   28.25

    The approximate number of holders of record of the Company's Common Stock as of February 28, 1997 is as follows:

                                                                           APPROXIMATE NUMBER
                                                                              OF HOLDERS OF
TITLE OF CLASS                                                                   RECORD
-------------------------------------------------------------------------  -------------------
Common Stock, Par Value $.10 per share...................................        11,960

    The Company does not presently intend to declare cash dividends. The terms of the Company's existing bank credit facility limit the Company's ability to pay cash dividends on Common Stock. See "Management's Discussion and Analysis--Liquidity and Capital Resources" on pages 23 and 24 of the Annual Report and Note 4 to the financial statements on pages 31 and 32 of the Annual Report. When permitted under the terms of the existing credit facility, the declaration and payment of dividends is at the discretion of the Board of Directors of the Company. The Board of Directors of the Company intends to reevaluate its dividend policy in the future in light of the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors. All of the foregoing pages of the Annual Report are incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

    See the information for the years 1992 through 1996 set forth under "Selected Financial Data" in the Annual Report on page 39, which page is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    See "Management's Discussion and Analysis" on pages 18 through 24 of the Annual Report which pages are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See the information set forth in the Annual Report on pages 25 through 39, which pages are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

DIRECTORS

    See the information regarding the names, ages, positions and prior business experience of the directors of the Company set forth on pages 5 through 7 of the Proxy Statement, which pages are incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

    See "Executive Officers of the Registrant" on page 11 in Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION.

    See the information set forth in the Proxy Statement on page 8 thereof entitled "Compensation of Directors" and the information on pages 16 through 20 thereof. The information on page 8 of the Proxy Statement entitled "Compensation of Directors" and the information on pages 16 through 20 of the Proxy Statement entitled "Summary Compensation Table," "Options Granted in 1996," "Aggregated Option Exercises in 1996 and December 31, 1996, Option Values," and "Certain Employment Arrangements" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    See the information set forth in the Proxy Statement on pages 2 through 4 thereof entitled "Ownership of the Capital Stock of the Company" which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    See the information set forth in the Proxy Statement entitled "Certain Transactions" on pages 21 and 22 thereof, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements (including related notes to consolidated financial statements) filed as part of this report are listed below:

     Report of Independent Public Accountants.

     Consolidated Balance Sheets as of December 31, 1996 and December 31, 1995.

     Consolidated Statements of Income for the Years Ended December 31, 1996,
      December 31, 1995, and December 31, 1994.

     Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 1996, December 31, 1995, and December 31, 1994.

     Consolidated Statements of Cash Flows for the Years Ended December 31,
      1996, December 31, 1995, and December 31, 1994.

(a) 2. Financial Statement Schedules for the years ended December 31, 1996, December 31, 1995, and December 31, 1994, are as follows:

NO.
---------
I          Condensed financial information of registrant.
II         Valuation and qualifying accounts.

         Schedules III, IV, and V are not applicable and have therefore been omitted.

(a) 3. Exhibits (footnotes appear on pages 17 and 18):

   NO.
----------
      3(1)  Amended and Restated Certificate of Incorporation of Promus Hotel Corporation dated June 30, 1995. (13)

      3(2)  Bylaws of Promus Hotel Corporation, as amended and restated dated May 26, 1995. (14)

      4(1)  Form of Rights Agreement, dated as of June 30, 1995, between Promus Hotel Corporation and Continental
              Stock Transfer & Trust Company. (11)

      4(2)  Form of Debt Securities Indenture. (17)

     10(1)  Form of Indemnification Agreement entered into by Promus Hotel Corporation and each of its directors and executive officers. (14)

    +10(2)  Promus Hotel Corporation 1995 Stock Option Plan. (4)

    +10(3)  Promus Hotel Corporation 1995 Restricted Stock Plan. (5)

    +10(4)  The Restatement of the Promus Hotel Corporation Savings and Retirement Plan-A, dated as of June 30,
              1995. (17)

    +10(5)  Amendment to the Promus Hotel Corporation Savings and Retirement Plan-A, dated as of June 30, 1995.
              (17)

    +10(6)  The Restatement of the Promus Hotel Corporation Savings and Retirement Plan-B, dated as of June 30,
              1995. (17)

    +10(7)  Amendment to the Promus Hotel Corporation Savings and Retirement Plan-B, dated as of June 30, 1995.
              (17)

    +10(8)  Promus Hotel Corporation Non-Management Directors Stock Incentive Plan. (7)

    +10(9)  Promus Hotel Corporation Key Executive Officer Annual Incentive Plan. (6)

   +10(10)  Promus Hotel Corporation Executive Deferred Compensation Plan. (8)

   +10(11)  Promus Hotel Corporation Deferred Compensation Plan. (8)

   +10(12)  Promus Hotel Corporation Savings and Retirement Plan Trust Agreement, dated as of May 26, 1995, among
              Promus Hotel Corporation and Robert S. Davis, Donald H. Dempsey, Patricia R. Ferguson, Jeffery M.
              Jarvis, Kelly R. Jenkins, Frederick G. Schultz and Mark C. Wells, as trustees. (8)

   +10(13)  Form of Severance Agreement, dated as of June 30, 1995, entered into with Donald H. Dempsey, Thomas L.
              Keltner, Ralph B. Lake, David C. Sullivan and Mark C. Wells. (9)

   +10(14)  Form of Severance Agreement, dated June 30, 1995, entered into with Michael D. Rose and Raymond E.
              Schultz. (9)

   NO.
----------
   +10(15)  Employment Agreement, dated as of June 30, 1995, between Michael D. Rose and Promus Hotel Corporation.
              (9)

   +10(16)  Employment Agreement, dated as of July 1, 1995, between Raymond E. Schultz and Promus Hotel
              Corporation. (10)

   +10(17)  Form of Letter of Amendment, dated February 22, 1996 to the Employment Agreement between Raymond E.
              Schultz and Promus Hotel Corporation. (14)

   +10(18)  Financial Counseling Plan of The Promus Companies Incorporated as amended February 25, 1993, as adopted by Promus Hotel Corporation on April 5, 1995. (1)

   +10(19)  Summary Plan Description of Executive Term Life Insurance Plan adopted by Promus Hotel Corporation on
              April 5, 1995. (3)

   +10(20)  Administrative Regulations, Long Term Compensation Plan (Restricted Stock Plan and Stock Option Plan),
              dated as of January 1, 1992, adopted by Promus Hotel Corporation on April 5, 1995. (2)

    10(21)  Plan of Reorganization and Distribution Agreement, dated as of June 30, 1995, between The Promus
              Companies Incorporated and Promus Hotel Corporation. (9)

    10(22)  Tranche A Credit Agreement, dated as of June 7, 1995, among Embassy Suites, Inc., as Initial Borrower,
              Promus Hotels, Inc., as the Subsequent Borrower, certain subsidiaries and related parties from time to time party thereto, as Guarantors, the several lenders from time to time party thereto, and
              NationsBank, N.A. (Carolinas), as Agent. (8)

    10(23)  First Amendment to Tranche A Credit Agreement, dated as of June 30, 1995, by and among Embassy Suites,
              Inc., Promus Hotels, Inc., The Promus Companies Incorporated, Promus Hotel Corporation and
              NationsBank, N.A. (Carolinas). (9)

    10(24)  Tranche A Assignment and Assumption Agreement, dated as of June 30, 1995, among Embassy Suites, Inc.,
              Promus Hotels, Inc., The Promus Companies Incorporated and NationsBank, N.A. (Carolinas). (9)

    10(25)  Tranche B Credit Agreement, dated as of June 7, 1995, among Embassy Suites, Inc., as Initial Borrower,
              Promus Hotels, Inc., as the Subsequent Borrower, certain subsidiaries and related parties from time to time party thereto, as Guarantors, the several lenders from time to time party thereto, and
              NationsBank, N.A. (Carolinas), as Agent. (8)

    10(26)  First Amendment to Tranche B Credit Agreement, dated as of June 30, 1995, by and among Embassy Suites,
              Inc., Promus Hotels, Inc., The Promus Companies Incorporated, Promus Hotel Corporation and
              NationsBank, N.A. (Carolinas). (9)

    10(27)  Tranche B Assignment and Assumption Agreement dated as of June 30, 1995, by and among Embassy Suites,
              Inc., Promus Hotels, Inc., The Promus Companies Incorporated and NationsBank, N.A. (Carolinas). (9)

    10(28)  Pledge Agreement dated as of June 30, 1995, by and among Promus Hotel Corporation, Promus Hotels, Inc., certain subsidiaries which may now be owners of Credit Parties and NationsBank, N.A. (Carolinas). (9)

    10(29)  Escrow Agreement, dated as of June 30, 1995, among Promus Hotel Corporation, Promus Hotels, Inc. and
              NationsBank. (8)

   NO.
----------
    10(30)  Employee Benefits and Other Employment Matters Allocation Agreement, dated as of June 30, 1995, between
              The Promus Companies Incorporated and Promus Hotel Corporation. (9)

    10(31)  Risk Management Allocation Agreement, dated as of June 30, 1995, between The Promus Companies
              Incorporated and Promus Hotel Corporation. (9)

    10(32)  Tax Sharing Agreement, dated as of June 30, 1995, between The Promus Companies Incorporated and Promus
              Hotel Corporation. (9)

    10(33)  International Swap Dealers Association, Inc. Master Agreement, dated as of June 30, 1995, among Promus
              Hotels, Inc. and NationsBank, N.A. (Carolinas). (9)

    10(34)  Transfer Agreement, dated as of June 30, 1995, among Embassy Suites, Inc., Promus Hotels, Inc., and
              NationsBank, N.A. (Carolinas). (9)

    10(35)  Subscription Agreement, dated as of October 17, 1995, by and among Promus Hotels, Inc. and FelCor
              Suites Hotels, Inc. and FelCor Suites Limited Partnership. (10)

    10(36)  Form of Aircraft Agreement, dated August 4, 1995, between Promus Hotels, Inc., and Harrah's Operating
              Company, Inc. (14)

    10(37)  Form of Interest Swap Confirmations, between NationsBank, N.A. and Promus Hotels, Inc. dated December
              11, 1995. (14)

    10(38)  Form of Interest Swap Agreement between NationsBank, N.A. and Promus Hotels, Inc. dated January 24,
              1995, as amended on December 6, 1995. (14)

    10(39)  Form of Interest Swap Confirmations, dated January 22, 1996, between NationsBank, N.A. and Promus
              Hotels, Inc. (15)

    10(40)  Form of Unwind Interest Swap Confirmations, dated January 22, 1996, between NationsBank, N.A. and
              Promus Hotels, Inc. (15)

    10(41)  Form of Guarantee Agreement, dated February 5, 1996, among Promus Hotel Corporation, and Promus Hotels,
              Inc., Canadian Imperial Bank of Commerce, as agent for the Lenders, FelCor Suites Limited
              Partnership, FelCor/CSS Holdings, L.P., and FelCor Suite Hotels, Inc. (15)

    10(42)  Second Amendment to Tranche A Credit Agreement, dated as of May 15, 1996, by and among Embassy Suites,
              Inc., Promus Hotels, Inc., The Promus Companies Incorporated, Promus Hotel Corporation, and
              NationsBank, N.A. (Carolinas). (16)

    10(43)  Second Amendment to Tranche B Credit Agreement, dated as of May 15, 1996, by and among Embassy Suites,
              Inc., Promus Hotels, Inc., The Promus Companies Incorporated, Promus Hotel Corporation, and
              NationsBank, N.A. (Carolinas). (16)

*   10(44)  Third Amendment to Tranche A Credit Agreement, dated as of November 5, 1996, by and among Embassy
              Suites, Inc., Promus Hotels, Inc., The Promus Companies Incorporated, Promus Hotel Corporation, and
              NationsBank, N.A. (Carolinas).

*   10(45)  Third Amendment to Tranche B Credit Agreement, dated as of November 5, 1996, by and among Embassy
              Suites, Inc., Promus Hotels, Inc., The Promus Companies Incorporated, Promus Hotel Corporation, and
              NationsBank, N.A. (Carolinas).

*  +10(46)  Form of Amendment to the 1995 Promus Hotel Corporation Stock Option Plan, dated as of November 13,
              1996.

   NO.
----------
*  +10(47)  Form of Amendment to the 1995 Restricted Stock Plan dated as of November 13, 1996.

*  +10(48)  Form of Amendment to the Promus Hotel Corporation 1996 Non-Management Directors Stock Incentive Plan
              dated as of December 23, 1996.

*   10(49)  Form of Stock Purchase Agreement between Promus Hotels, Inc. and Winston Hotels, Inc. dated as of April
              24, 1996.

*   10(50)  Form of Amendment No. 1 to Stock Purchase Agreement between Promus Hotels, Inc. and Winston Hotels,
              Inc. dated as of August 7, 1996.

*   10(51)  Form of Stock Purchase Agreement between Promus Hotels, Inc. and Equity Inns, Inc. and Equity Inns
              Partnership, L.P. dated as of May 31, 1996.

*    11(1)  Computation of per share earnings.

*    12(1)  Computations of ratios.

*    13(1)  Portions of Annual Report to Stockholders for the fiscal year ended December 31, 1996.

*    21(1)  List of subsidiaries of Promus Hotel Corporation.

*    23(1)  Consent of Arthur Andersen LLP.

*    27(1)  Financial Data Schedule.

------------------------

*   Included herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(a)(3) of Form 10-K.

FOOTNOTES

 (1) Incorporated by reference from PCI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, filed May 13, 1993, File No. 1-10410.

 (2) Incorporated by reference from PCI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, filed May 13, 1992, File No. 1-10410.

 (3) Incorporated by reference from PCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed March 17, 1993, File No. 1-10410.

 (4) Incorporated by reference from PCI's Proxy Statement, Annex III-A, dated April 25, 1995, File No. 1-10410.

 (5) Incorporated by reference from PCI's Proxy Statement, Annex III-B, dated April 25, 1995, File No. 1-10410.

 (6) Incorporated by reference from PCI's Proxy Statement, Annex VII, dated April 25, 1995, File No. 1-10410.

 (7) Incorporated by reference from PCI's Proxy Statement, Annex VIII, dated April 25, 1995, File No. 1-10410.

 (8) Incorporated by reference from the Company's Current Report on Form 8-K, filed June 14, 1995, File No. 1-11463.

 (9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1995, filed August 11, 1995, File No. 1-11463.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 1995, filed November 13, 1995, File No. 1-11463.

(11) Incorporated by reference from the Company's Form 8-A, filed June 6, 1995, File No. 1-11463.

(12) Incorporated by reference from the Company's Registration Statement No. 33-59997 on Form S-8 for the Promus Hotel Corporation Savings & Retirement Plan, filed June 6, 1995.

(13) Incorporated by reference from PCI's Proxy Statement, Annex II-A, dated April 25, 1995, File No. 1-10410.

(14) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 12, 1996, File No. 1-11463.

(15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1996, filed May 7, 1996, File No. 1-11463.

(16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1996, filed August 12, 1996, File No. 1-11463.

(17) Incorporated by reference from the Company's Registration Statement on Form S-3, filed October 11, 1996, File No. 1-11463.

    (b) No Reports on Form 8-K were filed during the fourth quarter of 1996 and thereafter through February 28, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PROMUS HOTEL CORPORATION

                                By:             /s/ MICHAEL D. ROSE
                                     -----------------------------------------
Dated: March 18, 1997                       (Michael D. Rose, CHAIRMAN)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

  /s/ U. BERTRAM ELLIS, JR.     Director
------------------------------                                 March 18, 1997
   (U. Bertram Ellis, Jr.)

     /s/ DEBRA J. FIELDS        Director
------------------------------                                 March 18, 1997
      (Debra J. Fields)

   /s/ CHRISTOPHER W. HART      Director
------------------------------                                 March 18, 1997
    (Christopher W. Hart)

      /s/ C. WARREN NEEL        Director
------------------------------                                 March 18, 1997
       (C. Warren Neel)

     /s/ BEN C. PETERNELL       Director
------------------------------                                 March 18, 1997
      (Ben C. Peternell)

     /s/ MICHAEL D. ROSE        Chairman of the Board
------------------------------                                 March 18, 1997
      (Michael D. Rose)

     /s/ MICHAEL I. ROTH        Director
------------------------------                                 March 18, 1997
      (Michael I. Roth)

                                Director, President and
    /s/ RAYMOND E. SCHULTZ        Chief Executive Officer
------------------------------    (Principal Executive         March 18, 1997
     (Raymond E. Schultz)         Officer)

        /s/ JAY STEIN           Director
------------------------------                                 March 18, 1997
         (Jay Stein)

    /s/ DAVID C. SULLIVAN       Director
------------------------------                                 March 18, 1997
     (David C. Sullivan)

       /s/ RONALD TERRY         Director
------------------------------                                 March 18, 1997
        (Ronald Terry)

                                Senior Vice President and
    /s/ DONALD H. DEMPSEY         Chief Financial Officer
------------------------------    (Principal Financial         March 18, 1997
     (Donald H. Dempsey)          Officer)

                                Vice President, Controller
    /s/ JEFFERY M. JARVIS         and Chief Accounting
------------------------------    Officer (Principal           March 18, 1997
     (Jeffery M. Jarvis)          Accounting Officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Promus Hotel Corporation:

    We have audited in accordance with generally accepted auditing standards the financial statements included in the Promus Hotel Corporation 1996 annual report, incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed under Item 14(a)2 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Memphis, Tennessee
March 18, 1997

                                                                      SCHEDULE I
                            PROMUS HOTEL CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                               AS OF DECEMBER 31
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                               1996        1995
                                                                                            ----------  ----------

                                          ASSETS
Cash and cash equivalents.................................................................  $        -  $        -
Deferred income taxes.....................................................................         468         180
Investments in and advances to subsidiaries
  (eliminated in consolidation)...........................................................     247,172     166,412
Organizational costs......................................................................         603         775
                                                                                            ----------  ----------
                                                                                            $  248,243  $  167,367
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses..........................................................................  $      154  $        -

Commitments and contingencies (Note 3)

Stockholders' equity
  Common stock, $0.10 par value, 360,000,000 shares authorized, 51,399,117 and 51,371,152
    shares outstanding, net of 5,698 and 2,626 shares held in treasury....................       5,140       5,137
  Capital surplus.........................................................................     136,513     136,057
  Retained earnings.......................................................................      90,073      25,349
  Unrealized gain on marketable equity securities of affiliates, net of related deferred
    tax liability of $10,844 and $1,165...................................................      16,961       1,822
  Deferred compensation related to restricted stock.......................................        (598)       (998)
                                                                                            ----------  ----------
                                                                                               248,089     167,367
                                                                                            ----------  ----------
                                                                                            $  248,243  $  167,367
                                                                                            ----------  ----------
                                                                                            ----------  ----------

      The accompanying notes are an integral part of these balance sheets.

                            PROMUS HOTEL CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              STATEMENTS OF INCOME
        FOR THE PERIOD FROM JUNE 30, 1995 (DATE OF REGISTRATION) THROUGH
      DECEMBER 31, 1995 AND FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                                1996       1995
                                                                                              ---------  ---------
Revenues....................................................................................  $       -  $       -
Costs and expenses..........................................................................        655        547
                                                                                              ---------  ---------
Loss before income taxes and equity in subsidiaries' earnings...............................       (655)      (547)
Income tax benefit..........................................................................        255        231
                                                                                              ---------  ---------
Loss before equity in subsidiaries' earnings................................................       (400)      (316)
Equity in subsidiaries' earnings before extraordinary items.................................     65,124     22,846
                                                                                              ---------  ---------
Income before extraordinary items...........................................................     64,724     22,530
Extraordinary items, net of income tax expense of $1,635....................................          -      2,819
                                                                                              ---------  ---------
Net income..................................................................................  $  64,724  $  25,349
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                            PROMUS HOTEL CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
        FOR THE PERIOD FROM JUNE 30, 1995 (DATE OF REGISTRATION) THROUGH
      DECEMBER 31, 1995 AND FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                                1996       1995
                                                                                              ---------  ---------
Cash flows from operating activities
  Net income................................................................................  $  64,724  $  25,349
  Adjustments to reconcile net income to cash flows from operating activities
    Extraordinary items.....................................................................          -     (2,819)
    Amortization............................................................................        501        547
    Equity in earnings of subsidiary........................................................    (65,124)   (22,846)
    Other...................................................................................       (101)      (231)
                                                                                              ---------  ---------
      Cash flows provided by operating activities...........................................          -          -
                                                                                              ---------  ---------
Net change in cash and cash equivalents.....................................................          -          -
Cash and cash equivalents, beginning of period..............................................          -          -
                                                                                              ---------  ---------
Cash and cash equivalents, end of period....................................................  $       -  $       -
                                                                                              ---------  ---------
                                                                                              ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                            PROMUS HOTEL CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

NOTE 1--BASIS OF ORGANIZATION

    Promus Hotel Corporation, a Delaware corporation, is a holding company, the principal assets of which are capital stock in a subsidiary, Promus Hotels, Inc., (PHI). These condensed financial statements should be read in conjunction with the consolidated financial statements of Promus and subsidiaries.

    On June 30, 1995, The Promus Companies Incorporated (Parent) completed the transfer of the operations, assets and liabilities of its hotel business (the Hotel Business), to a new publicly-traded entity, Promus Hotel Corporation (Promus or the Company). As approved by Parent's Board of Directors and stockholders on May 26, 1995, this entity was spun-off (the Spin-Off) from the Parent and its stock was distributed to Parent's stockholders on a one-for-two basis effective June 30, 1995 (the Distribution). Concurrent with the Distribution, Parent changed its name to Harrah's Entertainment, Inc.

NOTE 2--ORGANIZATIONAL COSTS

    Organizational costs are being amortized on a straight-line basis over a five year period.

NOTE 3--COMMITMENTS AND CONTINGENCIES

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

NOTE 4--STOCKHOLDERS' EQUITY

    In addition to its common stock, the Company has the following classes of stock authorized but unissued:

      Preferred stock, $100 par value, 150,000 shares authorized
      Special stock-Series A, $1.125 par value, 5,000,000 shares authorized

    One special right is attached to each outstanding share of common stock. These rights entitle the holders to purchase, under certain conditions, units consisting of fractional shares of Special stock-Series A at a purchase price of $120 per unit, subject to adjustment. The rights also, under certain conditions, entitle the holders to purchase $240 worth of common stock for $120. These rights expire on May 1, 2005, unless Promus decides to redeem them earlier at $0.01 per right or upon the occurrence of certain other events.

NOTE 5--INCOME TAXES

    Promus files a consolidated tax return with its subsidiaries.

NOTE 6--EXTRAORDINARY ITEMS

    Promus' equity in PHI's net extraordinary items relates to the early payoff and forgiveness of a portion of existing debt attributable to two of PHI's equity investments in 1995.

                            PROMUS HOTEL CORPORATION
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1996 (CONTINUED)

NOTE 7--SUPPLEMENTAL CASH FLOW INFORMATION

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

                                                                     SCHEDULE II

                            PROMUS HOTEL CORPORATION
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                  COLUMN
                    COLUMN A                         B          COLUMN C        COLUMN D   COLUMN E
------------------------------------------------  -------   -----------------   --------   ---------
                                                                ADDITIONS
                                                            -----------------
                                                  BALANCE   CHARGED
                                                    AT        TO
                                                  BEGINNING  COSTS   CHARGED                BALANCE
                                                    OF        AND    TO OTHER               AT END
DESCRIPTION                                       PERIOD    EXPENSES ACCOUNTS   DEDUCTIONS OF PERIOD
------------------------------------------------  -------   -------  --------   --------   ---------
Fiscal Year Ended December 31, 1996
  Allowance for doubtful accounts
    Current.....................................  $1,172    $  269   $    171   $  432(a)   $  1,180
                                                  -------   -------  --------   --------   ---------
                                                  -------   -------  --------   --------   ---------
    Long-term...................................  $    -    $  270   $     87   $    -      $    357
                                                  -------   -------  --------   --------   ---------
                                                  -------   -------  --------   --------   ---------
  Self-insurance reserves.......................  $8,934    $4,171   $  8,991(c) $6,045     $ 16,051
                                                  -------   -------  --------   --------   ---------
                                                  -------   -------  --------   --------   ---------
Fiscal Year Ended December 31, 1995
  Allowance for doubtful accounts
    Current.....................................  $  855    $    -   $    349(b) $   32(a)  $  1,172
                                                  -------   -------  --------   --------   ---------
                                                  -------   -------  --------   --------   ---------
  Self-insurance reserves.......................  $    -    $4,036   $ 10,844(b)(c) $5,946  $  8,934
                                                  -------   -------  --------   --------   ---------
                                                  -------   -------  --------   --------   ---------
Fiscal Year Ended December 31, 1994
  Allowance for doubtful accounts
    Current.....................................  $1,089    $   28   $      -   $  262(a)   $    855
                                                  -------   -------  --------   --------   ---------
                                                  -------   -------  --------   --------   ---------
    Long-term...................................  $  644    $    -   $      -   $  644      $      -
                                                  -------   -------  --------   --------   ---------
                                                  -------   -------  --------   --------   ---------

------------------------

(a) Includes uncollectible accounts written off, net of amounts recovered, and balances transferred to other accounts.

(b) Includes balances received from Parent in connection with the Spin-Off that had not been previously allocated.

(c) Includes participant contributions to insurance programs.

                                 EXHIBIT INDEX

   NO.
----------
      3(1)  Amended and Restated Certificate of Incorporation of Promus Hotel Corporation dated June 30, 1995. (13)

      3(2)  Bylaws of Promus Hotel Corporation, as amended and restated dated May 26, 1995. (14)

      4(1)  Form of Rights Agreement, dated as of June 30, 1995, between Promus Hotel Corporation and Continental
              Stock Transfer & Trust Company. (11)

      4(2)  Form of Debt Securities Indenture. (17)

     10(1)  Form of Indemnification Agreement entered into by Promus Hotel Corporation and each of its directors and executive officers. (14)

    +10(2)  Promus Hotel Corporation 1995 Stock Option Plan. (4)

    +10(3)  Promus Hotel Corporation 1995 Restricted Stock Plan. (5)

    +10(4)  The Restatement of the Promus Hotel Corporation Savings and Retirement Plan-A, dated as of June 30,
              1995. (17)

    +10(5)  Amendment to the Promus Hotel Corporation Savings and Retirement Plan-A, dated as of June 30, 1995.
              (17)

    +10(6)  The Restatement of the Promus Hotel Corporation Savings and Retirement Plan-B, dated as of June 30,
              1995. (17)

    +10(7)  Amendment to the Promus Hotel Corporation Savings and Retirement Plan-B, dated as of June 30, 1995.
              (17)

    +10(8)  Promus Hotel Corporation Non-Management Directors Stock Incentive Plan. (7)

    +10(9)  Promus Hotel Corporation Key Executive Officer Annual Incentive Plan. (6)

   +10(10)  Promus Hotel Corporation Executive Deferred Compensation Plan. (8)

   +10(11)  Promus Hotel Corporation Deferred Compensation Plan. (8)

   +10(12)  Promus Hotel Corporation Savings and Retirement Plan Trust Agreement, dated as of May 26, 1995, among
              Promus Hotel Corporation and Robert S. Davis, Donald H. Dempsey, Patricia R. Ferguson, Jeffery M.
              Jarvis, Kelly R. Jenkins, Frederick G. Schultz and Mark C. Wells, as trustees. (8)

   +10(13)  Form of Severance Agreement, dated as of June 30, 1995, entered into with Donald H. Dempsey, Thomas L.
              Keltner, Ralph B. Lake, David C. Sullivan and Mark C. Wells. (9)

   +10(14)  Form of Severance Agreement, dated June 30, 1995, entered into with Michael D. Rose and Raymond E.
              Schultz. (9)

   +10(15)  Employment Agreement, dated as of June 30, 1995, between Michael D. Rose and Promus Hotel Corporation.
              (9)

   +10(16)  Employment Agreement, dated as of July 1, 1995, between Raymond E. Schultz and Promus Hotel
              Corporation. (10)

   +10(17)  Form of Letter of Amendment, dated February 22, 1996 to the Employment Agreement between Raymond E.
              Schultz and Promus Hotel Corporation. (14)

   +10(18)  Financial Counseling Plan of The Promus Companies Incorporated as amended February 25, 1993, as adopted by Promus Hotel Corporation on April 5, 1995. (1)

   +10(19)  Summary Plan Description of Executive Term Life Insurance Plan adopted by Promus Hotel Corporation on
              April 5, 1995. (3)

   NO.
----------
   +10(20)  Administrative Regulations, Long Term Compensation Plan (Restricted Stock Plan and Stock Option Plan),
              dated as of January 1, 1992, adopted by Promus Hotel Corporation on April 5, 1995. (2)

    10(21)  Plan of Reorganization and Distribution Agreement, dated as of June 30, 1995, between The Promus
              Companies Incorporated and Promus Hotel Corporation. (9)

    10(22)  Tranche A Credit Agreement, dated as of June 7, 1995, among Embassy Suites, Inc., as Initial Borrower,
              Promus Hotels, Inc., as the Subsequent Borrower, certain subsidiaries and related parties from time to time party thereto, as Guarantors, the several lenders from time to time party thereto, and
              NationsBank, N.A. (Carolinas), as Agent. (8)

    10(23)  First Amendment to Tranche A Credit Agreement, dated as of June 30, 1995, by and among Embassy Suites,
              Inc., Promus Hotels, Inc., The Promus Companies Incorporated, Promus Hotel Corporation and
              NationsBank, N.A. (Carolinas). (9)

    10(24)  Tranche A Assignment and Assumption Agreement, dated as of June 30, 1995, among Embassy Suites, Inc.,
              Promus Hotels, Inc., The Promus Companies Incorporated and NationsBank, N.A. (Carolinas). (9)

    10(25)  Tranche B Credit Agreement, dated as of June 7, 1995, among Embassy Suites, Inc., as Initial Borrower,
              Promus Hotels, Inc., as the Subsequent Borrower, certain subsidiaries and related parties from time to time party thereto, as Guarantors, the several lenders from time to time party thereto, and
              NationsBank, N.A. (Carolinas), as Agent. (8)

    10(26)  First Amendment to Tranche B Credit Agreement, dated as of June 30, 1995, by and among Embassy Suites,
              Inc., Promus Hotels, Inc., The Promus Companies Incorporated, Promus Hotel Corporation and
              NationsBank, N.A. (Carolinas). (9)

    10(27)  Tranche B Assignment and Assumption Agreement dated as of June 30, 1995, by and among Embassy Suites,
              Inc., Promus Hotels, Inc., The Promus Companies Incorporated and NationsBank, N.A. (Carolinas). (9)

    10(28)  Pledge Agreement dated as of June 30, 1995, by and among Promus Hotel Corporation, Promus Hotels, Inc., certain subsidiaries which may now be owners of Credit Parties and NationsBank, N.A. (Carolinas). (9)

    10(29)  Escrow Agreement, dated as of June 30, 1995, among Promus Hotel Corporation, Promus Hotels, Inc. and
              NationsBank. (8)

    10(30)  Employee Benefits and Other Employment Matters Allocation Agreement, dated as of June 30, 1995, between
              The Promus Companies Incorporated and Promus Hotel Corporation. (9)

    10(31)  Risk Management Allocation Agreement, dated as of June 30, 1995, between The Promus Companies
              Incorporated and Promus Hotel Corporation. (9)

    10(32)  Tax Sharing Agreement, dated as of June 30, 1995, between The Promus Companies Incorporated and Promus
              Hotel Corporation. (9)

    10(33)  International Swap Dealers Association, Inc. Master Agreement, dated as of June 30, 1995, among Promus
              Hotels, Inc. and NationsBank, N.A. (Carolinas). (9)

    10(34)  Transfer Agreement, dated as of June 30, 1995, among Embassy Suites, Inc., Promus Hotels, Inc., and
              NationsBank, N.A. (Carolinas). (9)

    10(35)  Subscription Agreement, dated as of October 17, 1995, by and among Promus Hotels, Inc. and FelCor
              Suites Hotels, Inc. and FelCor Suites Limited Partnership. (10)

    10(36)  Form of Aircraft Agreement, dated August 4, 1995, between Promus Hotels, Inc., and Harrah's Operating
              Company, Inc. (14)

   NO.
----------
    10(37)  Form of Interest Swap Confirmations, between NationsBank, N.A. and Promus Hotels, Inc. dated December
              11, 1995. (14)

    10(38)  Form of Interest Swap Agreement between NationsBank, N.A. and Promus Hotels, Inc. dated January 24,
              1995, as amended on December 6, 1995. (14)

    10(39)  Form of Interest Swap Confirmations, dated January 22, 1996, between NationsBank, N.A. and Promus
              Hotels, Inc. (15)

    10(40)  Form of Unwind Interest Swap Confirmations, dated January 22, 1996, between NationsBank, N.A. and
              Promus Hotels, Inc. (15)

    10(41)  Form of Guarantee Agreement, dated February 5, 1996, among Promus Hotel Corporation, and Promus Hotels,
              Inc., Canadian Imperial Bank of Commerce, as agent for the Lenders, FelCor Suites Limited
              Partnership, FelCor/CSS Holdings, L.P., and FelCor Suite Hotels, Inc. (15)

    10(42)  Second Amendment to Tranche A Credit Agreement, dated as of May 15, 1996, by and among Embassy Suites,
              Inc., Promus Hotels, Inc., The Promus Companies Incorporated, Promus Hotel Corporation, and
              NationsBank, N.A. (Carolinas). (16)

    10(43)  Second Amendment to Tranche B Credit Agreement, dated as of May 15, 1996, by and among Embassy Suites,
              Inc., Promus Hotels, Inc., The Promus Companies Incorporated, Promus Hotel Corporation, and
              NationsBank, N.A. (Carolinas). (16)

*   10(44)  Third Amendment to Tranche A Credit Agreement, dated as of November 5, 1996, by and among Embassy
              Suites, Inc., Promus Hotels, Inc., The Promus Companies Incorporated, Promus Hotel Corporation, and
              NationsBank, N.A. (Carolinas).

*   10(45)  Third Amendment to Tranche B Credit Agreement, dated as of November 5, 1996, by and among Embassy
              Suites, Inc., Promus Hotels, Inc., The Promus Companies Incorporated, Promus Hotel Corporation, and
              NationsBank, N.A. (Carolinas).

*   10(46)  Form of Amendment to the 1995 Promus Hotel Corporation Stock Option Plan, dated as of November 13,
              1996.

*   10(47)  Form of Amendment to the 1995 Restricted Stock Plan dated as of November 13, 1996.

*   10(48)  Form of Amendment to the Promus Hotel Corporation 1996 Non- Management Directors Stock Incentive Plan
              dated as of December 23, 1996.

*   10(49)  Form of Stock Purchase Agreement between Promus Hotels, Inc. and Winston Hotels, Inc. dated as of April
              24, 1996.

*   10(50)  Form of Amendment No. 1 to Stock Purchase Agreement between Promus Hotels, Inc. and Winston Hotels,
              Inc. dated as of August 7, 1996.

*   10(51)  Form of Stock Purchase Agreement between Promus Hotels, Inc. and Equity Inns, Inc. and Equity Inns
              Partnership, L.P. dated as of May 31, 1996.

*    11(1)  Computation of per share earnings.

*    12(1)  Computations of ratios.

*    13(1)  Portions of Annual Report to Stockholders for the fiscal year ended December 31, 1996.

*    21(1)  List of subsidiaries of Promus Hotel Corporation.

*    23(1)  Consent of Arthur Andersen LLP.

*    27(1)  Financial Data Schedule.

------------------------

*   Included herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(a)(3) of Form 10-K.

FOOTNOTES

 (1) Incorporated by reference from PCI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, filed May 13, 1993, File No. 1-10410.

 (2) Incorporated by reference from PCI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, filed May 13, 1992, File No. 1-10410.

 (3) Incorporated by reference from PCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed March 17, 1993, File No. 1-10410.

 (4) Incorporated by reference from PCI's Proxy Statement, Annex III-A, dated April 25, 1995, File No. 1-10410.

 (5) Incorporated by reference from PCI's Proxy Statement, Annex III-B, dated April 25, 1995, File No. 1-10410.

 (6) Incorporated by reference from PCI's Proxy Statement, Annex VII, dated April 25, 1995, File No. 1-10410.

 (7) Incorporated by reference from PCI's Proxy Statement, Annex VIII, dated April 25, 1995, File No. 1-10410.

 (8) Incorporated by reference from the Company's Current Report on Form 8- K, filed June 14, 1995, File No. 1-11463.

 (9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1995, filed August 11, 1995, File No. 1-11463.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 1995, filed November 13, 1995, File No. 1-11463.

(11) Incorporated by reference from the Company's Form 8-A, filed June 6, 1995, File No. 1-11463.

(12) Incorporated by reference from the Company's Registration Statement No. 33-59997 on Form S-8 for the Promus Hotel Corporation Savings & Retirement Plan, filed June 6, 1995.

(13) Incorporated by reference from PCI's Proxy Statement, Annex II-A, dated April 25, 1995, File No. 1-10410.

(14) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 12, 1996, File No. 1-11463.

(15) Incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1996, filed May 7, 1996, File No. 1- 11463.

(16) Incorporated by reference from the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1996, filed August 12, 1996, File No. 1-11463.

(17) Incorporated by reference from the Company's Registration Statement on Form S-3, filed October 11, 1996, File No. 1-11463.