Form 10-Q
period 1997-03-31
PROMUS HOTEL CORP
filed 1997-05-15
CIK 944647

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q
                                ---------------

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM    TO    .

Commission File Number 1-11463

                            PROMUS HOTEL CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                    DELAWARE

                            (STATE OF INCORPORATION)

                             I.R.S. NO. 62-1596939

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

                    Yes  /X/                  No  / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997.

                                                               51,433,153
Common Stock...........................................            shares

                                  Page 1 of 25
                             Exhibit Index Page 24

                         PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited consolidated condensed financial statements of Promus Hotel Corporation (Promus or the Company), incorporated in the state of Delaware, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. These consolidated condensed financial statements should be read in conjunction with Promus' consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders.

                            PROMUS HOTEL CORPORATION

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                             MARCH 31,    DEC. 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                                              1997        1996
                                                                                            ----------  ----------
ASSETS
Current assets
  Cash and cash equivalents...............................................................  $    4,457  $    3,700
  Receivables, including notes receivable of $170 and $264, less allowance for doubtful
    accounts of $1,143 and $1,180.........................................................      29,485      18,307
  Deferred income taxes...................................................................         792         932
  Prepayments and other...................................................................       4,112       7,626
                                                                                            ----------  ----------
      Total current assets................................................................      38,846      30,565
                                                                                            ----------  ----------
Land, buildings, furniture and equipment..................................................     452,529     439,072
Less: accumulated depreciation............................................................    (124,731)   (118,659)
                                                                                            ----------  ----------
                                                                                               327,798     320,413
Investments in and advances to nonconsolidated affiliates (Note 6)........................     185,023     186,766
Investment in franchise system............................................................      50,519      48,750
Deferred costs and other..................................................................      45,048      45,471
                                                                                            ----------  ----------
                                                                                            $  647,234  $  631,965
                                                                                            ----------  ----------
                                                                                            ----------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable........................................................................  $   17,396  $   20,753
  Accrued expenses........................................................................      43,704      37,361
  Current portion of long-term debt.......................................................         305         288
                                                                                            ----------  ----------
      Total current liabilities...........................................................      61,405      58,402
Long-term debt (Note 3)...................................................................     229,487     243,682
Deferred credits and other................................................................      42,579      40,834
Deferred income taxes.....................................................................      40,106      40,958
                                                                                            ----------  ----------
                                                                                               373,577     383,876
                                                                                            ----------  ----------
Commitments and contingencies (Note 4)
Stockholders' equity
  Common stock, $0.10 par value, 360,000,000 shares authorized, 51,433,153 and 51,399,117
    shares outstanding, net of 5,698 shares held in treasury in both periods..............       5,143       5,140
  Capital surplus.........................................................................     137,383     136,513
  Retained earnings.......................................................................     113,793      90,073
  Unrealized gain on marketable equity securities, net of related deferred tax liability
    of $11,420 and $10,844................................................................      17,862      16,961
  Deferred compensation related to restricted stock.......................................        (524)       (598)
                                                                                            ----------  ----------
                                                                                               273,657     248,089
                                                                                            ----------  ----------
                                                                                            $  647,234  $  631,965
                                                                                            ----------  ----------
                                                                                            ----------  ----------

The accompanying notes are an integral part of these consolidated condensed balance sheets.

                            PROMUS HOTEL CORPORATION

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                                               FIRST QUARTER ENDED
                                                                                              MARCH 31,    MARCH 31,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                                           1997         1996
                                                                                             -----------  -----------
Revenues
  Company owned hotels.....................................................................
    Rooms..................................................................................   $  30,541    $  31,313
    Food and beverage......................................................................       1,643        1,525
    Other..................................................................................       1,753        1,892
  Franchise and management fees............................................................      28,010       21,320
  Other....................................................................................       6,435        6,112
                                                                                             -----------  -----------
      Total revenues.......................................................................      68,382       62,162
                                                                                             -----------  -----------
Operating expenses
  Company owned hotels.....................................................................
    Rooms..................................................................................      13,977       14,680
    Food and beverage......................................................................       1,547        1,392
    Other..................................................................................       3,507        3,244
  Other operating expenses.................................................................       6,343        5,893
  Depreciation of buildings and equipment..................................................       5,851        5,491
  Corporate expense........................................................................       4,152        3,967
                                                                                             -----------  -----------
      Total operating expenses.............................................................      35,377       34,667
                                                                                             -----------  -----------
Operating income before property transactions..............................................      33,005       27,495
Property transactions......................................................................       7,901         (265)
                                                                                             -----------  -----------
Operating income...........................................................................      40,906       27,230
Interest expense, net of interest capitalized (Note 3).....................................      (6,497)      (7,708)
Dividend income............................................................................       1,605        1,197
Interest and other income..................................................................       3,128          927
                                                                                             -----------  -----------
Income before income taxes.................................................................      39,142       21,646
Provision for income taxes.................................................................     (15,422)      (8,897)
                                                                                             -----------  -----------
Net income.................................................................................   $  23,720    $  12,749
                                                                                             -----------  -----------
                                                                                             -----------  -----------
Earnings per share.........................................................................   $    0.46    $    0.25
                                                                                             -----------  -----------
                                                                                             -----------  -----------
Weighted average shares outstanding........................................................      51,849       51,577
                                                                                             -----------  -----------
                                                                                             -----------  -----------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            PROMUS HOTEL CORPORATION

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                               FIRST QUARTER ENDED
                                                                                              MARCH 31,    MARCH 31,
(IN THOUSANDS)                                                                                     1997         1996
                                                                                             -----------  -----------
Cash flows from operating activities
  Net income...............................................................................   $  23,720    $  12,749
  Adjustments to reconcile net income to cash flows from operating activities
    Depreciation and amortization..........................................................       6,636        6,297
    Other noncash items....................................................................        (309)         379
    Equity in earnings and distributions from nonconsolidated affiliates...................         103         (583)
    Net (gains) losses from property transactions..........................................      (7,799)          36
    Gain from sale of investment in common stock...........................................      (2,141)      --
    Net change in long-term accounts.......................................................       1,073        2,081
    Net change in working capital accounts.................................................       1,794       (2,874)
                                                                                             -----------  -----------
      Cash flows provided by operating activities..........................................      23,077       18,085
                                                                                             -----------  -----------
Cash flows from investing activities
  Land, buildings, furniture and equipment additions.......................................     (13,552)      (8,468)
  Investment in and advances to nonconsolidated affiliates.................................      (8,100)     (34,114)
  Proceeds from sale of investments........................................................      13,951       --
  Advances under mezzanine loan agreements.................................................        (785)      (1,206)
  Repayments under mezzanine loan agreements...............................................       1,000        1,000
  Net investment in franchise system.......................................................      (3,496)      (5,626)
  Recovery of investment in franchise system...............................................       1,728        1,752
  Other....................................................................................         505          218
                                                                                             -----------  -----------
      Cash flows used in investing activities..............................................      (8,749)     (46,444)
                                                                                             -----------  -----------
Cash flows from financing activities
  Net (retirements) borrowings under revolving credit facility.............................     (14,100)      28,250
  Other....................................................................................         529           63
                                                                                             -----------  -----------
      Cash flows (used in) provided by financing activities................................     (13,571)      28,313
                                                                                             -----------  -----------
Net increase (decrease) in cash and cash equivalents.......................................         757          (46)
Cash and cash equivalents, beginning of period.............................................       3,700        2,668
                                                                                             -----------  -----------
Cash and cash equivalents, end of period...................................................   $   4,457    $   2,622
                                                                                             -----------  -----------
                                                                                             -----------  -----------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                            PROMUS HOTEL CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 1997
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned companies and joint ventures over which Promus has the ability to exercise significant influence are accounted for using the equity method. Promus reflects its share of income before interest expense of these nonconsolidated affiliates in revenues--other and its proportionate share of interest expense of such nonconsolidated affiliates is included in interest expense in the consolidated statements of income (see Note 6 for combined summarized financial information regarding these nonconsolidated affiliates). Management believes Promus' inclusion of its proportionate share of the interest expense of its equity investees in interest expense is the preferable presentation due to the nature of its equity investments. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2--NATURE OF OPERATIONS

    Through its wholly-owned subsidiary, Promus Hotels, Inc. (PHI), Promus owns, operates and franchises the Embassy Suites, Hampton Inn, Hampton Inn & Suites and Homewood Suites hotel brands primarily through three lines of business: franchise; hotel operations, including management contracts; and hotel real estate and joint venture investments. The Embassy Suites brand is an all-suite hotel brand that management believes comprises the largest all-suite upscale hotel system in the United States by number of hotel suites and system revenue. The Hampton Inn brand offers a limited-facility hotel for the value-conscious consumer and the Homewood Suites brand offers residential-style accommodations designed for the upscale extended-stay traveler. The Hampton Inn & Suites brand is the newest Promus hotel brand which combines, in a single hotel, Hampton style rooms with two-room suites. The Company has also developed a related line of business, vacation interval ownership, under the Promus Vacation Resorts name. Currently two of these timeshare products are being licensed and operated by the company: Embassy Vacation Resorts and Hampton Vacation Resorts.

    Promus' primary focus is to develop, grow and support its franchise business for all brands. Promus brand hotels are located in almost every state, the District of Columbia and six foreign countries. Promus charges each franchisee royalty fees of generally four percent of suite or room rentals. System-wide room revenues generated by company owned hotels and reported by franchisees in the first quarter of 1997 and 1996 were $537.1 million and $426.5 million, respectively. In addition, Promus earns a licensing fee for new licenses granted to franchisees when the franchise is approved. Promus also receives franchise fees on net interval sales and on rental revenues related to Promus Vacation Resort properties.

    As of March 31, 1997 the Company operated 128 Promus-brand hotels and resorts. Company operated properties include wholly-owned, partially owned through joint ventures and hotels managed for third parties. Promus has followed an asset strategy to own and manage a mix of Promus hotels that can impact profits and enhance its role as franchisor for its brands. Management fee income is based on a percentage of gross revenues, profits, or both, at the related managed property.

NOTE 3--LONG-TERM DEBT

PROMUS FACILITY

    The Promus Facility consists of a $300 million revolving credit arrangement which matures on November 1, 2001 (the Five-Year Revolver) and a $50 million annually extendible revolving credit facility (the Extendible Revolver). The Extendible Revolver is convertible into a two-year term loan with equal

                            PROMUS HOTEL CORPORATION

                                 MARCH 31, 1997
                                  (UNAUDITED)

PROMUS FACILITY (CONTINUED)
amortizing payments over such two-year period. Interest on the Promus Facility is, at the option of the Company, equal to either (i) the Base Rate, as defined, or (ii) LIBOR plus the applicable spread. The weighted average interest rate on borrowings outstanding under this agreement (including the impact of facility fees and interest rate swaps) was 6.5% for first quarter 1997. Both agreements incorporate a tiered scale that defines the applicable LIBOR spread and a facility fee based upon the more favorable of the Company's current debt rating or leverage ratio, as defined. Currently, the LIBOR spread on the Five-Year Revolver and the Extendible Revolver is 0.225% and 0.245%, respectively, and the facility fee required on the total amount of the Five-Year Revolver and the Extendible Revolver is 0.10% and 0.08%, respectively. Both the Extendible Revolver and the Five-Year Revolver are unsecured. The Promus Facility contains provisions that restrict certain investments, limit the Company's ability to incur additional indebtedness and pay dividends, and require that certain performance ratios be maintained. As of March 31, 1997, Promus was in compliance with all such covenants.

INTEREST RATE AGREEMENTS

    As of March 31, 1997, Promus was a party to several interest rate swap agreements that help the Company manage the relative mix of its debt between fixed and variable rate instruments. These agreements effectively modify the interest characteristics of its outstanding debt without an exchange of the underlying principal amount. Pursuant to the agreements, Promus receives a variable interest rate tied to LIBOR in exchange for its payments at a fixed interest rate. The fixed rates to be paid by Promus are summarized in the following table:

                                                  NEXT
                                               QUARTERLY
NOTIONAL AMOUNT                                 VARIABLE
(ALL ASSOCIATED                   EFFECTIVE       RATE
  WITH PROMUS       SWAP RATE      RATE AT     ADJUSTMENT       SWAP
   FACILITY)      PAID (FIXED)    MARCH 31        DATE        MATURITY
----------------  -------------  -----------  ------------  ------------
5$0.0 million...        6.990%        7.315%    06/20/1997    03/20/2000
1$2.5 million...        6.920%        7.245%    06/16/1997    12/15/1998
1$2.5 million...        6.680%        7.005%    06/16/1997    12/15/1999
1$2.5 million...        6.740%        7.065%    04/22/1997    01/22/1999
1$2.5 million...        6.520%        6.845%    04/22/1997    01/24/2000

NOTE 4--COMMITMENTS AND CONTINGENCIES

CONTRACTUAL COMMITMENTS

    Promus is liable under certain lease agreements pursuant to which it has assigned the direct obligation to third parties. Additionally, Promus manages certain hotels for others under agreements that provide for payments or loans to the hotel owners if stipulated levels of financial performance are not maintained. The Company has also provided guarantees for certain loans related to joint venture and other investments. Promus believes the likelihood is remote that material payments will be required under these agreements. Promus' estimated maximum exposure under such agreements is approximately $36 million over the next 30 years.

                            PROMUS HOTEL CORPORATION

                                 MARCH 31, 1997
                                  (UNAUDITED)

NOTE 4--COMMITMENTS AND CONTINGENCIES (CONTINUED)
FELCOR AGREEMENTS

    During 1995 Promus entered into agreements with FelCor Suite Hotels, Inc. and FelCor Suites Limited Partnership (FelCor) whereby FelCor acquired and converted all-suite upscale hotels (including the Crown Sterling Suites hotels) to the Embassy Suites brand. In return, Promus invested $75.0 million in FelCor limited partnership interests and common stock and has guaranteed repayment of up to $25.0 million of a third party loan advanced to FelCor. Hotels converted to the Embassy Suites brand under these agreements operate under 20-year license agreements and 10-year management contracts. Subject to some restrictions, the limited partnership interests are convertible to common stock, and the common stock may be sold on the open market.

    During the first quarter of 1997, Promus sold approximately $6.9 million of its original investment in FelCor common stock, the proceeds from which will be used to promote further growth of the Embassy Suites brand, including the development of a new 150-suite prototype designed for suburban and smaller markets. This sale resulted in a pre-tax gain of approximately $2.1 million. Based on the market value of the remaining investment in FelCor common stock as of March 31, 1997, Promus has recorded an unrealized gain on marketable equity securities of $28.1 million (before tax). This amount will fluctuate based on the market value of FelCor common stock, but no earnings impact will be realized until the stock is actually sold.

    As of March 31, 1997, FelCor owned or had an interest in 51 Embassy Suites hotels, which represents 6.0% and 11.0% of all Promus brand hotels and hotel rooms/suites, respectively. Promus owns a 50 percent interest in eleven of the 51 hotels. Those 51 hotels contributed approximately 17.5% of total system revenues and 17.3% of the Company's franchise and management fee revenue for 1997.

EQUITY INNS AND WINSTON AGREEMENTS

    During 1996, Promus entered into strategic development alliances with Equity Inns, Inc. (Equity) and Winston Hotels, Inc. (Winston) whereby Promus will invest up to $15.0 million in the common stock of both the Equity and Winston real estate investment trusts (REITs) as they purchase existing or to be constructed Promus hotels from the Company. Promus currently plans to build approximately seven to ten Homewood Suites and/or Hampton Inn & Suites properties per year at an average cost of $7-10 million per property. Of those hotels built each year, several are expected to be offered for sale to Equity and Winston at Promus' cost of construction. Promus will receive 20-year license agreements and 10-year management contracts for all hotels developed or purchased pursuant to these alliances. As of March 31, 1997, Promus had invested $7.1 million and $1.5 million in the Equity and Winston REITs, respectively. Based on the market value of that common stock as of March 31, 1997, Promus recorded an unrealized gain of $1.2 million (before tax) directly to stockholders' equity.

LITIGATION

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

                            PROMUS HOTEL CORPORATION

                                 MARCH 31, 1997
                                  (UNAUDITED)

NOTE 4--COMMITMENTS AND CONTINGENCIES (CONTINUED)
EMPLOYMENT AND SEVERANCE AGREEMENTS

    Promus has severance agreements with 15 senior officers of the Company that provide for a payment of 2.99 times the average annual cash compensation (salary and bonus) paid to each such executive for the five preceding calendar years, including such compensation paid during service with Parent. The agreements also provide for accelerated payment of any compensation or awards payable to such executive under any Promus incentive compensation or stock option plan in the event of termination of an executive's employment, as described in the agreements, subsequent to a change in control of Promus, as defined. The maximum amount of compensation that would be payable under all agreements if a change in control occurred and if such executives were terminated as of March 31, 1997, would be approximately $28.7 million.

SELF-INSURANCE RESERVES

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

PROMUS ACCEPTANCE CORPORATION

    In May 1997 the Company announced the formation of Promus Acceptance Corporation (PROMAC). Through PROMAC, participating financial institutions will initially establish a $120.0 million investment pool to provide first mortgage financing to Promus franchisees for newly constructed Hampton Inn, Hampton Inn & Suites and Homewood Suites hotels. The terms generally provide for favorably-priced floating and fixed rate loans ranging from $3.5 million to $8.0 million with six-year terms and 20-year amortization schedules.

    Promus will provide a guarantee up to $36.0 million on loans outstanding under the program, and will also provide a $1.0 million working capital guarantee to PROMAC. Additionally, Promus will fund up to $2.0 million to PROMAC under a start-up loan, which will earn interest at prime, as defined, which is estimated to be repaid over eight years.

                            PROMUS HOTEL CORPORATION

                                 MARCH 31, 1997
                                  (UNAUDITED)

NOTE 5--SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES

    The following table reconciles Promus' interest expense, net of interest capitalized, to cash paid for interest (in thousands):

                                                                           FIRST QUARTER ENDED
                                                                         ------------------------
                                                                          MARCH 31,    MARCH 31,
                                                                            1997         1996
                                                                         -----------  -----------
Interest expense, net of amount capitalized (Note 3)...................   $   6,497    $   7,708
Adjustments to reconcile to cash paid for interest
  Promus' share of interest expense of nonconsolidated
    affiliates (Note 6)................................................      (2,316)      (3,007)
  Capitalized interest.................................................         361          330
  Net change in accruals...............................................        (376)        (334)
  Amortization of deferred finance charges.............................        (142)        (192)
  Other................................................................         (39)         (38)
                                                                         -----------  -----------
Cash paid for interest.................................................   $   3,985    $   4,467
                                                                         -----------  -----------
                                                                         -----------  -----------
Cash paid for income taxes.............................................   $   1,232    $   4,588
                                                                         -----------  -----------
                                                                         -----------  -----------

NOTE 6--NONCONSOLIDATED AFFILIATES

    Combined summarized statements of income for nonconsolidated affiliates, which Promus accounted for using the equity method, were as follows (in thousands):

                                                                           FIRST QUARTER ENDED
                                                                         ------------------------
                                                                          MARCH 31,    MARCH 31,
                                                                            1997         1996
                                                                         -----------  -----------
Combined Summarized Statements of Income
  Revenues.............................................................   $  28,469    $  40,941
                                                                         -----------  -----------
                                                                         -----------  -----------
  Operating income before property transactions........................   $   7,948    $   9,039
                                                                         -----------  -----------
                                                                         -----------  -----------
  Property transactions................................................   $  15,016    $  --
                                                                         -----------  -----------
                                                                         -----------  -----------
  Net income...........................................................   $  17,978    $   2,586
                                                                         -----------  -----------
                                                                         -----------  -----------

    Promus' share of its nonconsolidated affiliates' combined net income is reflected in the accompanying consolidated condensed statements of income as follows (in thousands):

                                                                           FIRST QUARTER ENDED
                                                                         ------------------------
                                                                          MARCH 31,    MARCH 31,
                                                                            1997         1996
                                                                         -----------  -----------
Pre-interest operating income (included in revenues--other)............   $   5,129    $   4,945
                                                                         -----------  -----------
                                                                         -----------  -----------
Interest expense (included in interest expense)........................   $  (2,316)   $  (3,007)
                                                                         -----------  -----------
                                                                         -----------  -----------
Property transactions (included in property transactions)..............   $   7,308    $  --
                                                                         -----------  -----------
                                                                         -----------  -----------

                            PROMUS HOTEL CORPORATION

                                 MARCH 31, 1997
                                  (UNAUDITED)

NOTE 6--NONCONSOLIDATED AFFILIATES (CONTINUED)
    The components of investments in and advances to nonconsolidated affiliates reflected in the consolidated condensed balance sheets were as follows (in thousands):

                                                                        MARCH 31,    DEC. 31,
                                                                           1997        1996
                                                                        ----------  ----------
At market.............................................................  $  106,323  $  111,859
At equity.............................................................      67,858      64,217
At cost...............................................................      10,842      10,690
                                                                        ----------  ----------
                                                                        $  185,023  $  186,766
                                                                        ----------  ----------
                                                                        ----------  ----------

NOTE 7--SUMMARIZED FINANCIAL INFORMATION

    Promus Hotels, Inc. (PHI) is a wholly-owned subsidiary of Promus and the primary entity through which the operations of Promus are conducted. PHI is also Promus' principal asset. Summarized financial information for PHI, prepared on the same basis as Promus, is as follows (in thousands):

                                                                        MARCH 31,    DEC. 31,
                                                                           1997        1996
                                                                        ----------  ----------
ASSETS
Current assets........................................................  $   37,467  $   29,397
Land, buildings, furniture and equipment, net.........................     327,798     320,413
Other assets..........................................................     276,601     276,876
                                                                        ----------  ----------
                                                                           641,866     626,686
                                                                        ----------  ----------
LIABILITIES
Current liabilities...................................................      52,469      50,561
Long-term debt........................................................     229,487     243,682
Other liabilities.....................................................      90,749      88,871
                                                                        ----------  ----------
                                                                           372,705     383,114
                                                                        ----------  ----------
Net assets............................................................  $  269,161  $  243,572
                                                                        ----------  ----------
                                                                        ----------  ----------

                                                                           FIRST QUARTER ENDED
                                                                         ------------------------
                                                                          MARCH 31,    MARCH 31,
                                                                            1997         1996
                                                                         -----------  -----------
Revenues...............................................................   $  68,382    $  62,162
                                                                         -----------  -----------
                                                                         -----------  -----------
Operating income.......................................................   $  41,062    $  27,358
                                                                         -----------  -----------
                                                                         -----------  -----------
Net income.............................................................   $  23,815    $  12,825
                                                                         -----------  -----------
                                                                         -----------  -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Through its wholly-owned subsidiary, Promus Hotels, Inc. (PHI), Promus owns, operates and franchises the Embassy Suites, Hampton Inn, Hampton Inn & Suites and Homewood Suites hotel brands primarily through three lines of business: franchise; hotel operations, including management contracts; and hotel real estate and joint venture investments. The Embassy Suites brand is an all-suite hotel brand that management believes comprises the largest all-suite upscale hotel system in the United States by number of hotel suites and system revenue. The Hampton Inn brand offers a limited-facility hotel for the value-conscious consumer and the Homewood Suites brand offers residential-style accommodations designed for the upscale extended-stay traveler. The Hampton Inn & Suites brand is the newest Promus hotel brand which combines, in a single hotel, Hampton style rooms with two-room suites. The Company has also developed a related line of business, vacation interval ownership, under the Promus Vacation Resorts name. Currently two of these timeshare products are being licensed and operated by the Company: Embassy Vacation Resorts and Hampton Vacation Resorts.

    Promus' primary focus is to develop, grow and support its franchise business for all brands. Promus brand hotels are located in almost every state, the District of Columbia and six foreign countries. Promus charges each franchisee royalty fees of generally four percent of suite or room rentals. System-wide room revenues generated by company owned hotels and reported by franchisees in the first quarter of 1997 and 1996 were $537.1 million and $426.5 million, respectively. In addition, Promus earns a licensing fee for new licenses granted to franchisees when the franchise is approved. Promus also receives franchise fees on net interval sales and on rental revenues related to Promus Vacation Resort properties.

    As of March 31, 1997 the Company operated 128 Promus-brand hotels and resorts. Company operated properties include wholly-owned, partially owned through joint ventures and hotels managed for third parties. Promus has followed an asset strategy to own and manage a mix of Promus hotels that can impact profits and enhance its role as franchisor for its brands. Management fee income is based on a percentage of gross revenues, profits, or both, at the related managed property.

RESULTS OF OPERATIONS

    The principal factors affecting Promus' results are: continued growth in the number of hotels; occupancy and room rates achieved by the hotel brands; number and relative mix of owned, managed and franchised hotels; and Promus' ability to manage costs. The number of rooms/suites at franchised and managed properties and revenue per available room/suite (RevPAR/S) significantly affect Promus' results because franchise royalty and management fees are based upon a percentage of rooms/suites revenues. Increases in franchise and management fee revenues have a favorable impact on Promus' operating margin due to minimal incremental costs associated with this type of revenue.

    Results of operations for the first quarter ended March 31 were as follows (in millions, except percentages and per share data):

                                                                                FIRST QUARTER ENDED    PERCENTAGE
                                                                                     1997       1996    INCREASE
                                                                                ---------  ---------  -------------
Revenues......................................................................  $    68.4  $    62.2         10.0%
Operating income before property transactions.................................       33.0       27.5         20.0
Operating income..............................................................       40.9       27.2         50.4
Income before property transactions, net of tax...............................       18.9       12.9         46.5
Net income....................................................................       23.7       12.7         86.6
Earnings per share............................................................       0.46       0.25         84.0
Operating margin before property transactions.................................       48.3%      44.2%         4.1pts
Operating margin..............................................................       59.8%      43.8%        16.0pts

    The increases in revenues, operating income and operating margins are primarily a function of the addition of new franchised hotels, changes in ownership of existing franchised hotels, system-wide increases in ADR and cost containment. The 1996 sales of three company owned hotels (a Hampton Inn and two Homewood Suites) also impact year over year comparisons. Promus' revenues through March 31 were composed of the following (dollars in millions):

                                                                                                         FIRST
                                                                                                        QUARTER     PERCENTAGE
                                                                                                         ENDED      INCREASE/
                                                                                                       1997   1996  (DECREASE)
                                                                                                      -----  -----  ----------
Company owned hotels
  Rooms.............................................................................................  $30.5  $31.3     (2.6)%
  Food and beverage.................................................................................    1.7    1.6      6.3
  Other.............................................................................................    1.8    1.9     (5.3)
Franchise and management fees.......................................................................   28.0   21.3     31.5
Other...............................................................................................    6.4    6.1      4.9
                                                                                                      -----  -----
                                                                                                      $68.4  $62.2     10.0
                                                                                                      -----  -----
                                                                                                      -----  -----

    Nearly all components of Promus' revenues were favorably impacted by system-wide increases in RevPAR/S. On a comparable hotel basis (which excludes those hotels that had room additions or were not open for the entire reporting period in both years), first quarter occupancy rates and average daily rates
(ADR) increased in 1997, resulting in RevPAR/S increases ranging from 6.5% in the Embassy Suites brand to 14.2% in the new Hampton Inn & Suites brand.

    Company owned hotel revenues (which includes rooms and other company owned hotel revenues, except for food and beverage) for the first three months of 1997 decreased 2.7% or $0.9 million from 1996, while the related expenses decreased 2.5% or $0.4 million over the same period, resulting in flat margins year over year. These decreases were the result of the hotel sales discussed above, partially offset by increases in RevPAR/S.

    Franchise and management fees increased 31.5% or $6.7 million over 1996, due primarily to increased franchise (or royalty fee) income and the change in ownership of existing franchise hotels. As of March 31, 1997, Promus' combined hotel system had grown to include 848 properties and 110,268 rooms/suites (not including Promus Vacation Resort properties), representing 23.6% and 21.8% increases over March 31, 1996, respectively. System expansion plus continued year over year RevPAR/S increases have helped generate a 25.9% increase in total system room revenues over the first quarter of 1996.

    Rooms under management contracts as of March 31, 1997 increased 62.4% over prior year (due in large part to the acquisition and final conversion of the 16 Crown Sterling Suites hotel properties by FelCor in 1996--see Hotel Brand Development). This increase, however, did not result in a significant increase in management fee income for the first quarter as the Company managed most of the Crown Sterling Suites properties (and therefore earned management fees) before they were converted to the Embassy Suites brand (at which time franchise income was earned and the properties were added to the number of system hotels open and under company management).

    The continued unit growth in the Company's franchise system, coupled with the continued focus on rate growth and cost management, were the primary contributors to the Company's higher revenues, margins and operating income (before property transactions) as compared to prior year.

    During the first quarter of 1997, the Company realized an $8.1 million pre-tax gain related to the sale of its joint venture interests in two Embassy Suites hotels. The sale reflects a brand repositioning in the two markets (Omaha and Minneapolis), where new Embassy Suites properties have been added to replace older hotels. According to the sales agreement, the two hotels sold will be converted to another brand at the Company's request.

    The Company also realized a pre-tax gain of $2.1 million on the sale of a portion of its investment in a real estate investment trust (REIT). The proceeds from this sale will be used to promote further growth of the Embassy Suites brand, including the development of a new 150-suite prototype designed for suburban and smaller markets. Excluding the impact of this transaction, first quarter income before property transactions, net of tax, would have been $17.6 million or $0.34 per share in 1997, compared with $12.9 million or $0.25 per share in 1996, a 36.0% increase.

    Interest expense and other items through March 31 were as follows (in millions, except percentages):

                                                                                       FIRST QUARTER       PERCENTAGE
                                                                                           ENDED            INCREASE/
                                                                                         1997       1996   (DECREASE)
                                                                                    ---------  ---------  -------------
Interest expense, net of interest capitalized.....................................  $    (6.5) $    (7.7)        (15.6)%
Dividend income...................................................................        1.6        1.2          33.3
Interest and other income.........................................................        3.1        0.9           N/M
Effective tax rate................................................................       39.4%      41.1%         (1.7 )pts

    Interest expense decreased year-over-year as a result of a decrease in the interest expense attributable to the Company's nonconsolidated subsidiaries, as well as decreases in interest expense related to the Company's revolving credit facility. The decrease in nonconsolidated subsidiaries' interest expense resulted primarily from a joint venture restructuring where the property's debt was replaced with additional equity, and the sale of the Company's joint venture interests in two Embassy Suites hotels discussed above. Also contributing to the decrease are the more favorable terms secured on the refinancing of several other joint ventures' debt instruments in 1996. The decrease in interest expense related to the revolving credit facility is primarily the result of lower outstanding debt balances as well as the Company's ability to obtain more favorable rates.

    Dividend income relates to Promus' investments in three REITs (see Hotel Brand Development). Interest and other income increased due primarily to the gain on the sale of a portion of those investments discussed above.

    The Company's overall effective tax rate for both periods is higher than the federal statutory rate primarily due to state income taxes, but decreased due to effective management of the Company's tax liabilities.

    Earnings before interest, taxes, depreciation and amortization plus cash distributions from nonconsolidated affiliates less earnings from nonconsolidated affiliates (EBITDA) is a supplemental financial measurement used by management as well as by industry analysts to evaluate operations. It should not be construed as an alternative to operating income (as an indicator of operating performance) or to cash flows from operating activities (as a measure of liquidity) as determined in accordance with generally accepted accounting principles. A comparison of EBITDA and the related margins is as follows (dollars in millions):

                                                                                  FIRST QUARTER       PERCENTAGE
                                                                                      ENDED            INCREASE/
                                                                                    1997       1996   (DECREASE)
                                                                               ---------  ---------  -------------
EBITDA.......................................................................  $    49.9  $    31.9         56.4%
EBITDA before property transactions and gain on sale of investments..........       39.9       32.1         24.3
EBITDA margin................................................................       73.0%      51.3%        21.7pts
EBITDA to interest paid......................................................       12.5x       7.1x         5.4pts

HOTEL BRAND DEVELOPMENT

    OVERALL

    There were 39 net hotels (4,338 rooms) added to the Promus hotel systems during first quarter 1997 compared with 17 (2,432 rooms) in first quarter 1996. This continued development growth is impressive considering that, per the latest available information provided by Smith Travel Research as of March 31, 1997, Promus hotel brands had a 3.2% share of the entire United States room supply and accounted for 17.7% of new rooms (excluding casino related hotel rooms) added to the market from ground-up construction during the first quarter of 1997. The Hampton Inn brand added a net 30 hotels and 3,065 rooms in first quarter 1997. Although there is significant building in the midscale and upper economy segments of the industry in which the Hampton Inn brand competes, Promus will continue growing this brand as demand from franchisees and guests for these hotels (that are actually replacing aging and competitively obsolete supply) remains strong.

    Promus increased its development pipeline as of March 31, 1997 by 5.6% to 339 properties either in the design or construction phase as compared with March 31, 1996. At the end of the first quarter of 1997, 132 properties were under construction (excluding Promus Vacation Resort properties), 128 of which will operate under franchise licenses: 84 Hampton Inn hotels; 19 Homewood Suites hotels; 14 Hampton Inn & Suites hotels and 11 Embassy Suites hotels. The 132 properties will add over 14,000 rooms or suites to the Promus hotel system. The remaining 207 hotels in the pipeline were approved and in the design phase at March 31, 1997, although construction had not yet begun.

    HOMEWOOD SUITES AND HAMPTON INN & SUITES BRAND DEVELOPMENT

    Promus' internal development plans over the next several years include continued focus on growing the newer and therefore less mature Homewood Suites and Hampton Inn & Suites hotel brands. During 1997, Promus opened six Hampton Inn & Suites hotels and one Homewood Suites hotel. Of the 207 hotels in the design phase at March 31, 1997, 31 were Homewood Suites and another 32 were Hampton Inn & Suites. The Company plans to follow its overall strategy of growing these brands through franchise and management contracts, but recognizes some franchisees' difficulty in obtaining conventional financing for such projects. As a result, the Company has initiated several programs designed to bridge the gap between the financing that is currently available and the equity required by the prospective owners.

    During 1996, Promus entered into strategic development alliances with Equity and Winston whereby Promus will invest up to $15.0 million in the common stock of both the Equity and Winston REITs as they purchase existing or to be constructed Promus hotels from the Company. Promus currently plans to build approximately seven to ten Homewood Suites and/or Hampton Inn & Suites properties per year at an average cost of $7-10 million per property. Of those hotels built each year, several are expected to be offered for sale to Equity and Winston at Promus' cost of construction. Promus will receive 20-year license agreements and 10-year management contracts for all hotels developed or purchased pursuant to these alliances. As of March 31, 1997, Promus had invested $7.1 million and $1.5 million in the Equity and Winston REITs, respectively. Based on the market value of that common stock as of March 31, 1997, Promus recorded an unrealized gain of $1.2 million (before tax) directly to stockholders' equity.

    Under a mezzanine financing program, Promus provides conservatively underwritten secondary financing to franchisees. A minimum of 20 percent equity is required by the borrower, and the investment must meet certain defined underwriting criteria. The terms of the first mortgage and the mezzanine financing must be acceptable to Promus and the first mortgage lender, with whom Promus will enter into an inter-creditor agreement. Promus has provided $0.8 million in mezzanine loans during 1997, and anticipates providing an additional $18.0 million throughout the rest of the year. Additionally, $1.0 million was repaid during the year. Outstanding loans bear interest at rates ranging from 10.0% to 10.5%.

    In May 1997 the Company announced the formation of Promus Acceptance Corporation (PROMAC). Through PROMAC, participating financial institutions will initially establish a $120.0 million investment pool to provide first mortgage financing to Promus franchisees for newly constructed Hampton Inn, Hampton Inn & Suites and Homewood Suites hotels. The terms generally provide for favorably-priced floating and fixed rate loans ranging from $3.5 million to $8.0 million with six-year terms and 20-year amortization schedules.

    EMBASSY SUITES BRAND DEVELOPMENT

    During 1995 Promus entered into agreements with FelCor Suite Hotels, Inc. and FelCor Suites Limited Partnership (FelCor) whereby FelCor acquired and converted all-suite upscale hotels (including the Crown Sterling Suites hotels) to the Embassy Suites brand. In return, Promus invested $75.0 million in FelCor limited partnership interests and common stock and has guaranteed repayment of up to $25.0 million of a third party loan advanced to FelCor. Hotels converted to the Embassy Suites brand under these agreements operate under 20-year license agreements and 10-year management contracts. Subject to some restrictions, the limited partnership interests are convertible to common stock, and the common stock may be sold on the open market. These agreements are the primary contributor to the year over year growth in the Embassy Suites brand.

    During the first quarter of 1997, Promus sold approximately $6.9 million of its FelCor common stock investment, the proceeds from which will be used to promote further growth of the Embassy Suites brand, including the development of a new 150-suite prototype designed for suburban and smaller markets. This sale resulted in a pre-tax gain of $2.1 million. Based on the market value of FelCor common stock as of March 31, 1997, Promus recorded an unrealized gain on marketable equity securities of $28.1 million related to its remaining investment (before tax). This amount will fluctuate based on the market value of FelCor common stock, but no earnings impact will be realized until the stock is actually sold.

    As of March 31, 1997, FelCor owned or had an interest in 51 Embassy Suites hotels, which represents 6.0% and 11.0% of all Promus brand hotels and hotel rooms/suites, respectively. Promus owns a 50 percent interest in eleven of the 51 hotels. Those 51 hotels contributed approximately 17.5% of total system revenues and 17.3% of the Company's franchise and management fee revenue for 1997.

    Promus has also entered into an agreement with Remington Hotel Corporation and Nomura Asset Capital Corporation to develop ten Embassy Suites hotels that will incorporate the new 150-suite prototype design. Promus will provide a portion of the total project capital through a form of mezzanine financing. Investments pursuant to this agreement are expected to total approximately $4.0 million for the year. As of March 31, 1997, there were two such projects under construction and another two approved and in the development pipeline.

    PROMUS VACATION RESORT DEVELOPMENT

    Promus has entered into a five-year joint venture development agreement with Vistana Development, Ltd. (Vistana) to acquire, develop, manage and market vacation ownership resorts in North America under Promus brand names. Vistana will serve as managing partner and project developer and will market the timeshare units. Promus will serve as franchisor and manager of these joint venture properties and will own a 50 percent interest in certain projects developed pursuant to this agreement.

    Promus entered the vacation ownership industry in 1994 by licensing the first Embassy Vacation Resort to a predecessor of Signature Resorts (Signature). Promus will continue to license and manage those properties currently owned by Signature. Plans for additional Embassy Vacation Resort properties to be developed or acquired by Signature and licensed by the Company are being discussed. Promus plans to grow its vacation ownership business through its alliances with Vistana and Signature.

    As of March 31, 1997 the Company had licensed three Embassy Vacation Resort properties, two of which are also managed by Promus. Through these three properties, the Embassy Vacation Resort system has grown to nearly 19,000 intervals (with 371 units open), of which over 5,000 are already sold. One of these resorts was converted to the Embassy Vacation Resort brand and the other two are being built in phases. Once construction is complete, these three properties are planned to include a total of over 700 units and nearly 39,000 intervals.

    In May 1997, the first Hampton Vacation Resort was licensed to Vistana. The property, in Kissimmee, Florida, will contribute over 200 units to the system. Development of a 550-unit Embassy Vacation Resort property is now also underway (pursuant to the Company's development agreement with Vistana) in Myrtle Beach, South Carolina.

CAPITAL SPENDING

    INVESTMENT IN FRANCHISE SYSTEM

    Promus made additional investments in its franchise system infrastructure during the first quarter of 1997 relating primarily to the addition of new system hotels and enhancements made to the systems already in place at existing hotels. Additionally, seasonal fluctuations in customer traffic (which are higher during the summer months) and a concentration of national media advertising expenses in the early part of the year resulted in higher net advances made by Promus to the franchise system funds during the first quarter. During the first quarter, the Company invested approximately $2.0 million (net of recoveries) and plans to spend an additional $5.0 million throughout the year on franchise system expansion, enhancements and the introduction and roll-out of Promus' new Microsoft Windows based hotel management system (System 21-TM-). The roll-out of System 21-TM- began in first quarter 1997 and is expected to be complete by the end of 1998.

    OTHER

    Ongoing refurbishment of Promus' existing company owned hotel properties to maintain the quality standards set for those properties will continue in 1997 at an estimated annual cost of approximately $12.0 million. During the first quarter of 1997, $2.4 million in costs were incurred for hotel refurbishment.

    Promus' board of directors has authorized the Company to repurchase up to $150.0 million of its common stock for cash as market and business conditions warrant in the open market, or in negotiated or block transactions. The shares will be accumulated for general corporate purposes and future strategic investments. Any such repurchases will be funded through operating cash flows and the Promus Facility (see Liquidity and Capital Resources).

    Cash necessary to finance projects currently under development, as well as additional projects to be developed by Promus, will be made available from operating cash flows, the Promus Facility (see Liquidity and Capital Resources), joint venture partners, specific project financing, sales of existing hotel assets and investments and, if necessary, Promus debt and equity offerings. Promus' capital expenditures totaled $18.6 million during first quarter 1997. The Company expects to spend approximately $142 million during 1997 to fund hotel and Promus Vacation Resort development, to refurbish existing facilities, for investments in the common stock of Equity and Winston, for hotel management and business systems, to make advances under mezzanine loan agreements, for share repurchases and for other corporate related projects. However, some of these expenditures are expected to be offset by the receipt of proceeds from additional hotel sales to Equity and Winston.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash flows for the three months ended March 31 were as follows (dollars in millions):

                                                                                        FIRST QUARTER       PERCENTAGE
                                                                                            ENDED            INCREASE/
                                                                                          1997       1996   (DECREASE)
                                                                                     ---------  ---------  -------------
Cash flows provided by (used in):
Operating activities...............................................................  $    23.1  $    18.1         27.6%
Investing activities...............................................................       (8.7)     (46.4)       (81.3)
Financing activities...............................................................      (13.6)      28.3          N/M

    The increase in operating activities is due primarily to an increase in operating margin (see Results of Operations), in addition to an increase in accrued income taxes payable. Investing activities in 1996 include disbursements related to the FelCor agreements (see Hotel Brand Development). The change in financing activities relates to activity under the Promus Facility.

    On March 31, 1997, the Company had a working capital deficit of $22.6 million which is a $5.2 million improvement over the deficit at December 31, 1996. The working capital deficit results primarily from Promus' cash management program whereby all excess cash is used to pay down amounts outstanding under the Promus Facility. Therefore, the Company does not believe that the current ratio is an appropriate measure of its short-term liquidity without considering availability under the Promus Facility.

    The Company has a revolving credit arrangement (the Promus Facility) which consists of two agreements, the significant terms of which are as follows:

                                 TOTAL             MATURITY              INTEREST               FACILITY
                                FACILITY             DATE                  RATE                   FEES
                             --------------  --------------------  ---------------------  ---------------------
Five-Year Revolver.........  $  300,000,000      November 1, 2001  Base Rate, as          0.10% of the total
                                                                   defined, or LIBOR      facility
                                                                   +22.5 basis points
Extendible Revolver........  $   50,000,000          June 4, 1997  Base Rate, as          0.08% of the total
                                                                   defined, or LIBOR      facility
                                                                   +24.5 basis points

    The Extendible Revolver is a 364-day facility with annual renewals and may be converted into a two-year term loan with equal amortizing payments over such two-year period. Facility fees and interest on Base Rate loans are paid quarterly. The agreements contain a tiered scale for facility fees and the applicable LIBOR spread (current rates for both reflected above) that is based on the more favorable of Promus' current credit rating (BBB+ per Standard & Poor's) or the leverage ratio, as defined. They also contain provisions that restrict certain investments, limit the Company's ability to incur additional indebtedness and pay dividends, and require that certain performance ratios be maintained. As of March 31, 1997, Promus was in compliance with all such covenants.

    The Five-Year Revolver includes a sublimit for letters of credit of $20.0 million. At March 31, 1997, approximately $12.0 million in letters of credit were outstanding under this agreement (related primarily to the Company's self-insurance reserves). There was $109.0 million of availability under the Promus Facility as of March 31, 1997. The remaining borrowing capacity available under the Promus Facility is available for working capital, hotel development and other general corporate purposes. Both the Extendible Revolver and the Five-Year Revolver are unsecured.

    As of March 31, 1997, Promus was a party to several interest rate swap agreements that bear a total notional amount of $100.0 million. The effect of the swap agreements was to convert a portion of the Company's variable rate debt under the Promus Facility to a fixed rate of interest. The weighted average effective fixed rate pursuant to the agreements, which expire between December 1998 and March 2000, was approximately 7.2% at March 31, 1997.

    The Company has filed a shelf registration for up to $300.0 million in debt securities with the Securities and Exchange Commission. The securities issuable under the registration statement may be offered from time to time in one or more series, in amounts, at prices and on terms to be determined at the time of the offerings.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENT

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is effective for interim and annual periods ending after December 15, 1997. Earnings per share computed using the new pronouncement were identical to the amounts reported in the accompanying consolidated condensed statements of income.

TOTAL HOTELS AND ROOMS/SUITES

                                                                                                  NUMBER OF ROOMS/
                                                                NUMBER OF HOTELS                       SUITES
                                                              ---------------------   PERCENT   ---------------------   PERCENT
                                                              MARCH 31,   MARCH 31,    INC/     MARCH 31,   MARCH 31,    INC/
                                                                1997        1996       (DEC)      1997        1996       (DEC)
                                                              ---------   ---------   -------   ---------   ---------   -------
Embassy Suites
  Company owned.............................................       9           9        --         2,025      2,025       --
  Joint venture.............................................      21          23        (8.7)%     5,470      5,897       (7.2)%
  Management contract.......................................      47          30        56.7%     11,459      7,251       58.0%
  Franchised................................................      61          55        10.9%     14,240     12,493       14.0%
                                                                 ---         ---                ---------   ---------
                                                                 138         117        17.9%     33,194     27,666       20.0%
                                                                 ---         ---                ---------   ---------
                                                                 ---         ---                ---------   ---------
Hampton Inn
  Company owned.............................................      12          14       (14.3)%     1,654      1,916      (13.7)%
  Joint venture.............................................      19          19        --         2,376      2,376       --
  Management contract.......................................       5           4        25.0%        678        464       46.1%
  Franchised................................................     614         494        24.3%     65,895     54,082       21.8%
                                                                 ---         ---                ---------   ---------
                                                                 650         531        22.4%     70,603     58,838       20.0%
                                                                 ---         ---                ---------   ---------
                                                                 ---         ---                ---------   ---------
Hampton Inn & Suites
  Management contract.......................................       1           1        --           127        127       --
  Franchised................................................      21           6         N/M       2,354        677        N/M
                                                                 ---         ---                ---------   ---------
                                                                  22           7         N/M       2,481        804        N/M
                                                                 ---         ---                ---------   ---------
Homewood Suites
  Company owned.............................................       8           9       (11.1)%       891      1,024      (13.0)%
  Management contract.......................................       4        --           N/M         471      --           N/M
  Franchised................................................      26          22        18.2%      2,628      2,217       18.5%
                                                                 ---         ---                ---------   ---------
                                                                  38          31        22.6%      3,990      3,241       23.1%
                                                                 ---         ---                ---------   ---------
                                                                 ---         ---                ---------   ---------
Total System
  Company owned.............................................      29          32        (9.4)%     4,570      4,965       (8.0)%
  Joint venture.............................................      40          42        (4.8)%     7,846      8,273       (5.2)%
  Management contract.......................................      57          35        62.9%     12,735      7,842       62.4%
  Franchised................................................     722         577        25.1%     85,117     69,469       22.5%
                                                                 ---         ---                ---------   ---------
                                                                 848         686        23.6%    110,268     90,549       21.8%
                                                                 ---         ---                ---------   ---------
                                                                 ---         ---                ---------   ---------

                                                                         MANAGED               FRANCHISED              TOTAL
                                                                  ----------------------  --------------------  --------------------
                                                                    1997        1996        1997       1996       1997       1996
                                                                  ---------  -----------  ---------  ---------  ---------  ---------
Vacation Resorts
  Resort properties.............................................          2           1           1          1          3          2
  Timeshare units...............................................        164          72         207        207        371        279
  Timeshare intervals available.................................      8,364       3,672      10,557     10,557     18,921     14,229
  Timeshare intervals sold......................................      3,562       1,890       1,729        546      5,291      2,436

PERFORMANCE STATISTICS

                                                                           FIRST QUARTER ENDED
                                                                          ----------------------
                                                                          MARCH 31,   MARCH 31,     INC/
                                                                             1997        1996       (DEC)
                                                                          ----------  ----------  ---------
COMPARABLE SYSTEM HOTELS*
Embassy Suites
  Occupancy.............................................................       73.3%       73.2%        0.1pts
  ADR...................................................................  $   114.49  $   107.68        6.3%
  RevPAS................................................................  $    83.92  $    78.80        6.5%
Hampton Inn
  Occupancy.............................................................       67.6%       67.1%        0.5pts
  ADR...................................................................  $    62.24  $    58.72        6.0%
  RevPAR................................................................  $    42.05  $    39.41        6.7%
Hampton Inn & Suites
  Occupancy.............................................................       62.7%       54.8%        7.9pts
  ADR...................................................................  $    65.45  $    65.51       (0.1)%
  RevPAS................................................................  $     41.04 $     35.93      14.2%
Homewood Suites
  Occupancy.............................................................        75.1%       72.8%       2.3pts
  ADR...................................................................  $     89.95 $     86.49       4.0%
  RevPAS................................................................  $     67.52 $     62.96       7.2%

TOTAL SYSTEM HOTELS
Embassy Suites
  Occupancy.............................................................        72.0%       73.1%      (1.1)pts
  ADR...................................................................  $    115.85 $    107.99       7.3%
  RevPAS................................................................  $     83.45 $     78.91       5.8%
Hampton Inn
  Occupancy.............................................................        66.1%       67.0%      (0.9)pts
  ADR...................................................................  $     62.63 $     58.89       6.4%
  RevPAR................................................................  $     41.37 $     39.46       4.8%
Hampton Inn & Suites
  Occupancy.............................................................        63.2%       54.4%       8.8pts
  ADR...................................................................  $     79.06 $     66.28      19.3%
  RevPAS................................................................  $     49.98       36.07      38.6%
Homewood Suites
  Occupancy.............................................................        72.2%       71.6%       0.6pts
  ADR...................................................................  $     92.89 $     87.09       6.7%
  RevPAS................................................................  $     67.05 $     62.39       7.5%

TOTAL SYSTEM REVENUES (in thousands)
Hampton Inn.............................................................  $  255,961  $  208,643       22.7%
Embassy Suites..........................................................     247,485     197,737       25.2%
Homewood Suites.........................................................      23,805      18,083       31.6%
Hampton Inn & Suites....................................................       9,807       2,036        N/M
                                                                          ----------  ----------  ---------
                                                                          $  537,058  $  426,499       25.9%
                                                                          ----------  ----------  ---------
                                                                          ----------  ----------  ---------

------------------------

* Excludes those hotels that had room additions or were not open for the entire reporting period in both years.

                           PART II--OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of Promus Hotel Corporation was held on April 23, 1997. U. Bertram Ellis, Jr., Michael D. Rose, Michael I. Roth, and Ronald Terry were elected to continue as directors of the Company. The stockholders also approved the Company's Bonus Replacement Options Plan and ratified the appointment of Arthur Andersen LLP as the Company's independent public accountants for the 1997 calendar year. Voting results were as follows:

                                                                               WITHHELD/                BROKER
                                                                     FOR        AGAINST     ABSTAIN   NON-VOTES
                                                                 ------------  ----------  ---------  ----------
Election of Directors:
  U. Bertram Ellis, Jr.........................................    47,828,868     461,190     --          --
  Michael D. Rose..............................................    47,824,736     465,322     --          --
  Michael I. Roth..............................................    47,892,935     457,123     --          --
  Ronald Terry.................................................    47,798,237     491,821     --          --
Approval of the Company's Bonus Replacement Options Plan.......    42,079,077   1,184,745    104,993   4,921,243
Appointment of Arthur Andersen LLP.............................    48,214,956      30,402     44,700      --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits
       EX-10.1 Promus Hotel Corporation Bonus Replacement Options Plan. (1)

    EX-27 Financial Data Schedule. (2)

    (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

------------------------

Footnotes

(1) Incorporated by reference from the Company's Proxy Statement, Annex I, dated March 18, 1997, File No. 1-11463.

(2) Filed herewith.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PROMUS HOTEL CORPORATION

                                By:              JEFFERY M. JARVIS
                                     -----------------------------------------
                                                 Jeffery M. Jarvis
                                           Vice President and Controller
                                             (Chief Accounting Officer)

May 15, 1997

                                 EXHIBIT INDEX

                                                                                                        SEQUENTIAL
EXHIBIT NO.                                         DESCRIPTION                                          PAGE NO.
-------------  --------------------------------------------------------------------------------------  -------------

(a) EX-10.1    Promus Hotel Corporation Bonus Replacement Options Plan (1)

  EX-27        Financial Data Schedule. (2)                                                                     25

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

------------------------

Footnotes

(1) Incorporated by reference from the Company's Proxy Statement, Annex I, dated March 18, 1997, File No. 1-11463.

(2) Filed herewith.