Form 10-Q
period 1997-06-30
PROMUS HOTEL CORP
filed 1997-08-07
CIK 944647

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549


                                      FORM 10-Q


(Mark One)
(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                   Yes     X                    No
                        ---------                   ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997.

                    Common Stock ................50,804,032 shares




                                     Page 1 of 31
                                Exhibit Index Page 30

                            PART I - FINANCIAL INFORMATION
                            ------------------------------
                             Item 1. Financial Statements
                             ----------------------------

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

                               PROMUS HOTEL CORPORATION
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (UNAUDITED)

                                                           June 30,    Dec. 31,
(in thousands, except share amounts)                          1997        1996
                                                         ---------   ---------
ASSETS
Current assets
  Cash and cash equivalents                              $   5,057   $   3,700
  Receivables, including notes receivable
   of $1,324 and $264 less allowance for
   doubtful accounts of $976 and $1,180                     23,378      18,307
  Deferred income taxes                                      1,117         932
  Prepayments and other                                      4,054       7,626
                                                         ---------   ---------
      Total current assets                                  33,606      30,565
                                                         ---------   ---------
Land, buildings, furniture and equipment                   414,775     439,072
Less: accumulated depreciation                            (111,914)   (118,659)
                                                         ---------   ---------
                                                           302,861     320,413
Investments in and advances to nonconsolidated affiliates
  (Note 7)                                                 143,979     186,766
Investment in franchise system                              54,202      48,750
Deferred costs and other (Note 5)                           90,826      45,471
                                                         ---------   ---------
                                                         $ 625,474   $ 631,965
                                                         =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                                       $  15,153   $  20,753
  Accrued expenses                                          51,348      37,361
  Current portion of long-term debt                            313         288
                                                         ---------   ---------
      Total current liabilities                             66,814      58,402
Long-term debt (Note 3)                                    205,613     243,682
Deferred credits and other                                  43,551      40,834
Deferred income taxes                                       36,535      40,958
                                                         ---------   ---------
                                                           352,513     383,876
                                                         ---------   ---------
Commitments and contingencies (Note 5)
Stockholders' equity (Note 4)
  Common stock, $0.10 par value, 360,000,000 shares
   authorized, 51,470,083 and 51,404,815 shares
   outstanding                                               5,147       5,140
  Capital surplus                                          138,328     136,655
  Retained earnings                                        142,733      90,073
  Treasury stock, at cost (666,051 and 5,698 shares)       (23,908)       (142)
  Unrealized gain on marketable equity securities, net of
    related deferred tax liability of $7,102 and $10,844    11,109      16,961
  Deferred compensation related to restricted stock           (448)       (598)
                                                         ---------   ---------
                                                           272,961     248,089
                                                         ---------   ---------
                                                         $ 625,474   $ 631,965
                                                         =========   =========


The accompanying notes are an integral part of these consolidated condensed financial statements.



                            PROMUS HOTEL CORPORATION
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                              Second Quarter Ended      Six Months Ended
                                                 June 30,  June 30,    June 30,  June 30,
(in thousands, except per share amounts)            1997      1996        1997      1996
                                                --------  --------    --------  --------
Revenues
  Company owned hotels
    Rooms                                       $ 31,916  $ 31,642    $ 62,457  $ 62,955
    Food and beverage                              1,557     1,661       3,200     3,186
    Other                                          1,813     1,852       3,566     3,744
  Franchise and management fees                   33,760    26,198      61,770    47,518
  Other                                            8,887     8,006      15,322    14,118
                                                --------  --------    --------  --------
      Total revenues                              77,933    69,359     146,315   131,521
                                                --------  --------    --------  --------
Operating expenses
  Company owned hotels
    Rooms                                         14,952    15,300      28,929    29,980
    Food and beverage                              1,390     1,551       2,937     2,943
    Other                                          3,131     3,286       6,638     6,530
  Other operating expenses                         9,793     8,672      16,136    14,565
  Depreciation of buildings and equipment          5,650     5,664      11,501    11,155
  Corporate expense                                3,094     2,671       7,246     6,638
                                                --------  --------    --------  --------
      Total operating expenses                    38,010    37,144      73,387    71,811
                                                --------  --------    --------  --------
Operating income before property
  transactions                                    39,923    32,215      72,928    59,710
Property transactions                              2,848     3,802      10,749     3,537
                                                --------  --------    --------  --------
Operating income                                  42,771    36,017      83,677    63,247
Interest expense, net of interest
  capitalized (Note 3)                            (6,377)   (7,693)    (12,874)  (15,401)
Dividend income                                    1,321     1,291       2,926     2,488
Interest and other income                         10,040     1,175      13,168     2,102
                                                --------  --------    --------  --------
Income before income taxes                        47,755    30,790      86,897    52,436
Provision for income taxes                       (18,815)  (12,654)    (34,237)  (21,551)
                                                --------  --------    --------  --------
Net income                                      $ 28,940  $ 18,136    $ 52,660  $ 30,885
                                                ========  ========    ========  ========
Earnings per share                              $   0.56  $   0.35    $   1.02  $   0.60
                                                ========  ========    ========  ========
Weighted average shares outstanding               51,673    51,685      51,743    51,632
                                                ========  ========    ========  ========

The accompanying notes are an integral part of these consolidated condensed financial statements.


                                PROMUS HOTEL CORPORATION
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                   Six Months Ended
                                                               June 30,     June 30,
(in thousands)                                                    1997         1996
                                                              --------     --------

Cash flows from operating activities
  Net income                                                  $ 52,660     $ 30,885
  Adjustments to reconcile net income
    to cash flows from operating activities
      Depreciation and amortization                             13,189       12,648
      Other noncash items                                          388           42
      Equity in earnings and distributions
        from nonconsolidated affiliates                         (1,860)       2,094
      Net gains from property transactions                     (10,742)      (3,789)
      Gain from sale of investment in common stock             (11,250)           -
      Net change in long-term accounts                           1,738       (1,114)
      Net change in working capital accounts                    (3,937)         (35)
                                                              --------     --------
          Cash flows provided by operating activities           40,186       40,731
                                                              --------     --------
Cash flows from investing activities
  Land, buildings, furniture and equipment additions           (72,649)     (23,812)
  Investment in and advances to nonconsolidated affiliates      (2,024)     (37,868)
  Proceeds from sale of assets                                 101,566       18,629
  Advances under mezzanine loan agreements                      (3,540)      (2,910)
  Repayments under mezzanine loan agreements                     5,166        1,500
  Net investment in franchise system                            (9,787)     (12,336)
  Recovery of investment in franchise system                     4,335        3,398
  Other                                                         (1,273)         378
                                                              --------     --------
          Cash flows provided by (used in) investing
            activities                                          21,794      (53,021)
                                                              --------     --------
Cash flows from financing activities
  Net (retirements) borrowings under revolving credit
    facility                                                   (37,900)      13,850
  Purchases of treasury stock                                  (23,761)           -
  Other                                                          1,038           63
                                                              --------     --------
          Cash flows (used in) provided by financing
            activities                                         (60,623)      13,913
                                                              --------     --------
Net increase in cash and cash equivalents                        1,357        1,623
Cash and cash equivalents, beginning of period                   3,700        2,668
                                                              --------     --------
Cash and cash equivalents, end of period                      $  5,057     $  4,291
                                                              ========     ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                                PROMUS HOTEL CORPORATION
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                      JUNE 30, 1997
                                       (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

     All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned companies and joint ventures over which Promus has the ability to exercise significant influence are accounted for using the equity method. Promus reflects its share of income before interest expense and property transactions of these nonconsolidated affiliates in revenues - other. Promus' proportionate shares of interest expense and property transactions of such nonconsolidated affiliates are included in interest expense and property transactions, respectively, in the consolidated condensed statements of income (see Note 7 for combined summarized financial information regarding these nonconsolidated affiliates). Management believes Promus' segregation of its proportionate share of the interest expense and property transactions of its equity investees is the preferable presentation due to the nature of its equity investments. Certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 - NATURE OF OPERATIONS
-----------------------------

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

     Promus' primary focus is to develop, grow and support its franchise business for all brands. Promus brand hotels are located in almost every state, the District of Columbia and six foreign countries. Promus charges each franchisee royalty fees of generally four percent of suite or room rentals. System-wide room revenues generated by company owned hotels and reported by franchisees were $619.5 million and $496.9 million, for second quarter 1997 and 1996, respectively and $1,156.6 million and $923.4 million for the respective 1997 and 1996 year-to-date periods. In addition, Promus earns a licensing fee for new licenses granted to franchisees when the franchise is approved. Promus also receives franchise fees on net interval sales and on rental revenues related to Promus Vacation Resort properties.

                                PROMUS HOTEL CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                      JUNE 30, 1997
                                       (UNAUDITED)


NOTE 2 - NATURE OF OPERATIONS (CONTINUED)
----------------------------------------

     As of June 30, 1997 the Company operated 110 Promus brand hotels and resorts. Company operated properties include wholly-owned, partially owned through joint ventures and hotels managed for third parties. Promus has followed an asset strategy to own and manage a mix of Promus hotels that can impact profits and enhance its role as franchisor for its brands. Management fee income is based on a percentage of gross revenues, profits, or both, at the related managed property.

NOTE 3 - LONG-TERM DEBT
-----------------------
     Promus Facility
     ---------------
     The Promus Facility consists of a $300 million revolving credit arrangement which matures on November 1, 2001 (the Five-Year Revolver) and a $50 million annually extendible revolving credit facility (the Extendible Revolver). The Extendible Revolver is convertible into a two-year term loan with equal amortizing payments over such two-year period. Interest on the Promus Facility is, at the option of the Company, equal to either (i) the Base Rate, as defined, or (ii) LIBOR plus the applicable spread. The weighted average interest rate on borrowings outstanding under this agreement (including the impact of facility fees and interest rate swaps) was 6.6% for the six months ended June 30, 1997. Both agreements incorporate a tiered scale that defines the applicable LIBOR spread and a facility fee based upon the more favorable of the Company's current debt rating or leverage ratio, as defined. Currently, the LIBOR spread on the Five-Year Revolver and the Extendible Revolver is 0.225% and 0.245%, respectively, and the facility fee required on the total amount of the Five-Year Revolver and the Extendible Revolver is 0.10% and 0.08%, respectively. Both the Extendible Revolver and the Five-Year Revolver are unsecured. The Promus Facility contains provisions that restrict certain investments, limit the Company's ability to incur additional indebtedness and pay dividends, and require that certain performance ratios be maintained. As of June 30, 1997, Promus was in compliance with all such covenants.

     Derivative Financial Instruments
     --------------------------------
     Promus' use of derivative financial instruments is limited to the management of its interest rate exposure. The Company is currently a party to five interest rate swap agreements which serve to reduce the impact of interest rate changes on $100 million of the variable rate Promus Facility. These swap agreements are contracts to exchange floating interest payments for fixed interest payments periodically over the life of the agreements without the exchange of the underlying notional amounts. The differential to be paid to, or received from, the counterparties under the terms of these agreements is accrued as interest rates change and is recognized as an adjustment to interest expense in the consolidated condensed statements of

                                PROMUS HOTEL CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                      JUNE 30, 1997
                                       (UNAUDITED)

     Derivative Financial Instruments (continued)
-------------------------------------------
income. The related accrued receivable or payable is included in accrued expenses in the consolidated condensed balance sheets. As of June 30, 1997, the estimated amount, considering prevailing interest rates, that Promus would have been required to pay to terminate these agreements was approximately $1.3 million. This estimated amount, which represents the fair value of the swap agreements as of June 30, 1997, has not been recognized in the accompanying financial statements, since the agreements are accounted for as hedges. The following table summarizes the terms of these agreements, including the effective fixed rate paid by Promus, as of June 30, 1997:

                                                   Next
                                              Quarterly
Notional Amount                                Variable
(All Associated                 Effective          Rate
    With Promus     Swap Rate     Rate at    Adjustment          Swap
       Facility)  Paid (Fixed)    June 30          Date      Maturity
---------------   -----------   ---------    ----------    ----------
  $50.0 million        6.990%      7.315%     9/22/1997     3/20/2000
  $12.5 million        6.920%      7.245%     9/15/1997    12/15/1998
  $12.5 million        6.680%      7.005%     9/15/1997    12/15/1999
  $12.5 million        6.740%      7.065%     7/22/1997     1/22/1999
  $12.5 million        6.520%      6.845%     7/22/1997     1/24/2000

Changes in the effective interest rates to be paid by Promus pursuant to the terms of its interest rate agreements will have a corresponding effect on its future cash flows. These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. Promus minimizes that risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

NOTE 4 - STOCKHOLDERS' EQUITY
-----------------------------

     In April 1997, Promus' board of directors authorized the Company to repurchase, in open market, negotiated or block transactions, up to $150.0 million of its common stock for general corporate purposes and future strategic investments. During second quarter 1997, Promus repurchased 660,000 shares of its common stock at a total cost of $23.8 million. The company will continue to purchase additional shares as market and business conditions warrant.

                                PROMUS HOTEL CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                      JUNE 30, 1997
                                       (UNAUDITED)


NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------
     Contractual Commitments
     -----------------------
     Promus is liable under certain lease agreements pursuant to which it has assigned the direct obligation to third parties. Additionally, Promus manages certain hotels for others under agreements that provide for payments or loans to the hotel owners if stipulated levels of financial performance are not maintained. The Company has also provided guarantees for certain loans related to joint venture and other investments. Promus believes the likelihood is remote that material payments will be required under these agreements. Promus' estimated maximum exposure under such agreements is approximately $38 million over the next 30 years.

     FelCor Agreements
     -----------------
     During 1995 Promus entered into agreements with FelCor Suite Hotels, Inc. and FelCor Suites Limited Partnership (FelCor) whereby FelCor acquired and converted all-suite upscale hotels (including the Crown Sterling Suites hotels) to the Embassy Suites brand. In return, Promus invested $75.0 million in FelCor limited partnership interests and common stock and has guaranteed repayment of up to $25.0 million of a third party loan advanced to FelCor. Hotels converted to the Embassy Suites brand under these agreements operate under 20-year license agreements and 10-year management contracts. Subject to some restrictions, the limited partnership interests are convertible to common stock, which may be sold on the open market.

     During second quarter 1997 and first quarter 1997, Promus sold approximately $31.8 million and $6.9 million, respectively, of its original investment in FelCor common stock, the proceeds from which will be used to promote further growth of the Embassy Suites brand, including the development of new Embassy Suites properties pursuant to an alliance with FelCor. These sales resulted in pre-tax gains of approximately $9.1 million and $2.1 million for second quarter 1997 and first quarter 1997, respectively. Based on the market value of the remaining investment in FelCor common stock as of June 30, 1997, Promus has recorded an unrealized gain on marketable equity securities of $16.7 million (before tax).

     On June 30, 1997, two Embassy Suites hotels in Dallas and Syracuse were sold to FelCor. The sales proceeds of $46.7 million, which were held in escrow by a third party as of June 30, 1997, are reflected in deferred costs and other in the accompanying consolidated condensed balance sheets. These proceeds are expected to be utilized in the purchase of replacement hotel property, in order to qualify the transaction as a like-kind exchange for tax purposes. The funds were being held in escrow at June 30, 1997, pending the identification of such replacement property. Including the Dallas and Syracuse properties, as of June 30, 1997, FelCor owned or had an interest in 52 Embassy Suites hotels (Promus owns a 50% interest in 12 of these hotels). These 52 hotels represent 5.9% and 11.1% of all Promus brand hotels and hotel rooms/suites, respectively, and contributed approximately 17.1% of total system revenues and 17.5% of the Company's franchise and management fee revenue for the six months ended June 30, 1997.

                                PROMUS HOTEL CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                      JUNE 30, 1997
                                       (UNAUDITED)

     FelCor Agreements (continued)
     ----------------------------
     Recently, Promus announced the formation of a strategic alliance with FelCor, under which Promus has committed to construct at least five Embassy Suites properties. Upon completion of these developments, FelCor will purchase a 90% interest in the properties. Promus will receive 20-year license agreements and 15-year management contracts for all hotels developed pursuant to this alliance.

     Equity Inns and Winston Agreements
     ----------------------------------
     During 1996, Promus entered into strategic development alliances with Equity Inns, Inc. (Equity) and Winston Hotels, Inc. (Winston), two real estate investment trusts (REITs), whereby Promus agreed to invest up to $15.0 million in the common stock of both REITs as they purchase existing or to be constructed Promus hotels from the Company. As of June 30, 1997, Promus had invested
$7.1 million and $1.5 million in the Equity and Winston REITs, respectively, and Equity and Winston had purchased four hotels and one hotel, respectively. Based on the market value of these investments at June 30, 1997, Promus has recorded an unrealized gain on marketable equity securities of approximately $1.5 million (before tax). The Company's current plans call for construction of approximately seven to ten Homewood Suites and/or Hampton Inn & Suites properties per year at an average cost of $7-10 million per property. Under the terms of these alliances, Promus may offer additional properties for sale to Equity and Winston at Promus' cost of development. Promus will receive 20-year license agreements and 10-year management contracts for all hotels developed or purchased pursuant to these alliances.

     Litigation
     ----------
     The Company is a party to various inquiries, administrative proceedings and litigation relating to contracts, sales of property and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management does not believe that the final outcome of these matters will have a materially adverse effect upon Promus' consolidated financial position or its results of operations.

     Employment and Severance Agreements
     -----------------------------------
     Promus has severance agreements with 15 senior officers of the Company that provide for a payment of 2.99 times the average annual cash compensation (salary and bonus) paid to each such executive for the five preceding calendar years, including such compensation paid during service with The Promus Companies Incorporated, prior to its spin-off of the Company in 1995. The agreements also provide for accelerated payment of any compensation or awards payable to such executive under any Promus incentive compensation or stock option plan in the event of termination of an executive's employment, as described in the agreements, subsequent to a change in control of Promus, as defined. The maximum amount of compensation that would be payable under all agreements if a change in control occurred and if such executives were terminated as of June 30, 1997, would be approximately $36.7 million.

                                PROMUS HOTEL CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                      JUNE 30, 1997
                                       (UNAUDITED)

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

     Promus Acceptance Corp.
     -----------------------
     In May 1997 the Company announced the formation of Promus Acceptance Corp. (ProMAC). Through ProMAC, participating financial institutions will initially establish a $120.0 million investment pool to provide first mortgage financing to Promus franchisees for newly constructed Hampton Inn, Hampton Inn & Suites and Homewood Suites hotels. The terms generally provide for favorably priced floating and fixed rate loans ranging from $3.5 million to $8.0 million with six-year terms and 20-year amortization schedules. Promus will provide a guarantee up to $36.0 million on loans outstanding under the program, and will also provide a $1.0 million working capital guarantee to ProMAC. Additionally, Promus has provided a $2.0 million start up loan to ProMAC, which earns interest at prime and matures in April 2005.

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES
--------------------------------------------------------------------
    The following table reconciles Promus' interest expense, net of interest capitalized, to cash paid for interest (in thousands):

                                      Second Quarter Ended   Six Months Ended
                                        June 30, June 30,   June 30, June 30,
                                          1997     1996       1997     1996
                                        -------  -------    -------  -------
Interest expense, net of amount
  capitalized
  (Note 3)                             $ 6,377  $ 7,693    $12,874  $15,401
Adjustments to reconcile to cash
  paid for interest
  Promus' share of interest expense
    of nonconsolidated affiliates
    (Note 7)                            (2,193)  (3,029)    (4,509)  (6,036)
  Capitalized interest                     419      395        780      725
  Net change in accruals                   363      580        (13)     246
  Amortization of deferred finance
    charges                               (143)    (196)      (285)    (388)
  Other                                    (39)     (38)       (78)     (76)
                                       -------  -------    -------  -------
Cash paid for interest                 $ 4,784  $ 5,405    $ 8,769  $ 9,872
                                       =======  =======    =======  =======
Cash paid for income taxes             $24,990  $20,191    $26,222  $24,779
                                       =======  =======    =======  =======

                                PROMUS HOTEL CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                      JUNE 30, 1997
                                       (UNAUDITED)

NOTE 7 - NONCONSOLIDATED AFFILIATES
-----------------------------------
    Combined summarized statements of income for nonconsolidated affiliates, which Promus accounted for using the equity method, were as follows (in thousands):

                                        Second Quarter Ended  Six Months Ended
                                          June 30,  June 30,  June 30, June 30,
                                            1997      1996      1997     1996
                                          -------   -------   -------  -------
Combined Summarized Statements of Income
  Revenues                                $33,438   $42,224   $61,907  $83,165
                                          =======   =======   =======  =======
  Operating income before property
   transactions                           $12,644   $11,222   $20,592  $20,261
                                          =======   =======   =======  =======
  Property transactions                   $    13   $     -   $15,029  $     -
                                          =======   =======   =======  =======
  Net income                              $ 7,878   $ 4,735   $25,856  $ 7,321
                                          =======   =======   =======  =======

Promus' share of its nonconsolidated affiliates' combined net income is reflected in the accompanying consolidated condensed statements of income as follows (in thousands):






                                                   Second Quarter Ended     Six Months Ended
                                                    June 30,   June 30,   June 30,  June 30,
                                                      1997       1996       1997      1996
                                                    -------    -------    -------   -------
Pre-interest operating income (included in
  revenues - other)                                 $ 6,216    $ 5,915    $11,345   $10,860
                                                    =======    =======    =======   =======
Interest expense (included in interest expense)     $(2,193)   $(3,029)   $(4,509)  $(6,036)
                                                    =======    =======    =======   =======
Property transactions (included in property
  transactions)                                     $     6    $     -    $ 7,314   $     -
                                                    =======    =======    =======   =======

     The components of investments in and advances to nonconsolidated affiliates reflected in the accompanying condensed balance sheets were as follows (in thousands):

                                                    June 30,    Dec. 31,
                                                       1997        1996
                                                   --------    --------
At equity                                          $ 69,284    $ 64,217
At market                                            63,310     111,859
At cost                                              11,385      10,690
                                                   --------    --------
                                                   $143,979    $186,766
                                                   ========    ========

                                PROMUS HOTEL CORPORATION
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                      JUNE 30, 1997
                                       (UNAUDITED)

NOTE 8 - SUMMARIZED FINANCIAL INFORMATION
-----------------------------------------
     Promus Hotels, Inc. (PHI) is a wholly-owned subsidiary of Promus and the primary entity through which the operations of Promus are conducted. PHI is also Promus' principal asset. Summarized financial information for PHI, prepared on the same basis as Promus, is as follows (in thousands):

                                                 June 30,     Dec. 31,
                                                    1997         1996
                                                --------    ---------
ASSETS
Current assets                                  $ 32,282    $  29,397
Land, buildings, furniture and equipment, net    302,861      320,413
Other assets                                     286,140      276,876
                                                --------    ---------
                                                 621,283      626,686
                                                --------    ---------
LIABILITIES
Current liabilities                               56,763       50,561
Long-term debt                                   205,613      243,682
Other liabilities                                 80,921       81,621
                                                --------    ---------
                                                 343,297      375,864
                                                --------    ---------
Net assets                                      $277,986    $ 250,822
                                                ========    =========



                                                 Second Quarter Ended       Six Months Ended
                                                 June 30,     June 30,     June 30,  June 30,
                                                    1997         1996         1997      1996
                                                --------    ---------     --------  --------
Revenues                                        $ 77,933    $  69,359     $146,315  $131,521
                                                ========    =========     ========  ========
Operating income                                $ 42,924    $  36,248     $ 83,986  $ 63,606
                                                ========    =========     ========  ========
Net income                                      $ 29,033    $  18,279     $ 52,848  $ 31,104
                                                ========    =========     ========  ========

               Item 2.  Management's Discussion and Analysis of Financial
               ----------------------------------------------------------
                           Condition and Results of Operations
                           -----------------------------------

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

     Promus' primary focus is to develop, grow and support its franchise business for all brands. Promus brand hotels are located in almost every state, the District of Columbia and six foreign countries. Promus charges each franchisee royalty fees of generally four percent of suite or room rentals. System-wide room revenues generated by company owned hotels and reported by franchisees in second quarter 1997 and 1996 were $619.5 million and $496.9 million, respectively. System-wide revenues for the six month periods totaled $1,156.6 million and $923.4 million, respectively. In addition, Promus earns a licensing fee for new licenses granted to franchisees when the franchise is approved. Promus also receives franchise fees on net interval sales and on rental revenues related to Promus Vacation Resorts.

     As of June 30, 1997, the Company operated 110 Promus brand hotels and resorts. Company operated properties include wholly-owned, partially owned through joint ventures and hotels managed for third parties. Promus has followed an asset strategy to own and manage a mix of Promus hotels that can impact profits and enhance its role as franchisor for its brands. Management fee income is based on a percentage of gross revenues, profits, or both, at the related managed property.


RESULTS OF OPERATIONS
---------------------

     The principal factors affecting Promus' results are: continued growth in the number of hotels; occupancy and room rates achieved by hotels; the relative mix of owned, managed and franchised hotels; and Promus' ability to manage costs. The number of rooms/suites at franchised and managed properties and revenue per available room/suite (RevPAR/S) significantly affect Promus' results because franchise royalty and management fees are based upon a percentage of rooms/suites revenues. Increases in franchise and management fee revenues have a favorable impact on Promus' operating margin due to minimal incremental costs associated with this type of revenue.

     Results of operations for the second quarters and six months ended June 30 were as follows (in millions, except percentages and per share data):




                                 Second Quarter                      Six Months
                                  Ended June 30, Percentage       Ended June 30,  Percentage
                                   1997    1996    Increase        1997    1996     Increase
                                 ------   -----  ----------      ------  ------   ----------
Revenues                          $77.9   $69.4        12.2%     $146.3  $131.5         11.3%
Operating income before
  property transactions            39.9    32.2        23.9        72.9    59.7         22.1
Operating income                   42.8    36.0        18.9        83.7    63.2         32.4
Income before property
  transactions and gains on
  sale of investments,
  net of tax                       21.7    15.9        36.5        39.3    28.8         36.5
Net income                         28.9    18.1        59.7        52.7    30.9         70.6
Earnings per share                 0.56    0.35        60.0        1.02    0.60         70.0
Operating margin before
  property transactions            51.2%   46.4%        4.8pts     49.8%   45.4%         4.4pts
Operating margin                   54.9%   51.9%        3.0pts     57.2%   48.1%         9.1pts


     The increases in revenues, operating income and operating margins are primarily a function of the addition of new franchised hotels, system-wide increases in RevPAR/S and changes in ownership of existing hotels. In addition, the 1996 sales of three company owned hotels (a Hampton Inn and two Homewood Suites) impact the year over year comparisons of operating results. Year over year comparisons of net income and earnings per share are also impacted by gains from the 1997 sales of two company owned Embassy Suites hotels, joint venture investments and common stock investments.

    Promus' overall revenue growth continues to be driven primarily by higher franchise and management fee income. Contributions to Promus' total revenues for the second quarters and six month periods were as follows (dollars in millions):



                             Second Quarter   Percentage         Six Months   Percentage
                              Ended June 30,   Increase/      Ended June 30,    Increase/
                               1997    1996   (Decrease)      1997     1996    (Decrease)
                             ------   -----   ---------     ------   ------     --------
Company owned hotels
  Rooms                       $31.9   $31.6         0.9 %   $ 62.5   $ 63.0         (0.8)%
  Food and beverage             1.5     1.7       (11.8)       3.2      3.2            -
  Other                         1.8     1.9        (5.3)       3.5      3.7         (5.4)
Franchise and management
  fees                         33.8    26.2        29.0       61.8     47.5         30.1
Other                           8.9     8.0        11.3       15.3     14.1          8.5
                              -----   -----        ----     ------   ------         ----
                              $77.9   $69.4        12.2     $146.3   $131.5         11.3
                              =====   =====                 ======   ======


     Nearly all components of Promus' revenues were favorably impacted by system-wide increases in RevPAR/S. On a comparable hotel basis (which excludes those hotels that had room additions or were not open for the entire reporting period in both years), RevPAR/S increased at all brands for both second quarter and the six month period, as follows:

Revenue per Available Room/Suite
(comparable hotels)



                           Second Quarter Ended             Six Months Ended
                            June 30,  June 30,             June 30,  June 30,
                              1997      1996   Increase      1997      1996    Increase
                            ------    ------   --------     ------    ------   --------

Embassy Suites              $88.69    $81.82     8.4%       $86.97    $81.16     7.2%
Hampton Inn                  49.74     47.14     5.5         46.00     43.43     5.9
Hampton Inn & Suites         60.66     50.70    19.6         48.75     43.17    12.9
Homewood Suites              76.76     70.73     8.5         71.84     67.07     7.1


     Company owned hotel room revenues increased slightly in second quarter 1997, despite fewer company owned hotels, due to the strong RevPAR/S growth, particularly at Embassy properties. Year to date room revenues were down slightly due to the offsetting effect of the 1996 hotel sales discussed above. Food and beverage revenues (and expenses) decreased in the quarter as a result of the May 1997 lease of a company owned restaurant to a third party operator. The decreases in other hotel revenue were primarily attributable to the 1996 hotel sales.

     Franchise and management fees for second quarter and the six month period increased 29% and 30%, respectively, over prior year amounts due primarily to growth in the number of franchised properties in operation. The number of properties which pay franchise royalties (non Company owned) reached 854 properties on June 30, 1997, a 22% increase from a year earlier. Because franchise royalties are based on each hotel's revenues, system-wide RevPAR/S improvements also contributed to the income growth.

     Revenues derived from property management improved due to improved operations at several managed properties, as well as the receipt in second quarter 1997 of a $1.7 million management contract termination fee related to the sale of a franchised Embassy Suites hotel in Chicago. Under its new owner, this property will continue to operate as an Embassy Suites hotel and pay franchise royalty fees, but Promus will not manage the hotel. The conversion, subsequent to June 30, 1996, of nine Crown Sterling Suites hotel properties to the Embassy Suites brand significantly increased the number of rooms under management contracts, but had an insignificant impact on Promus' management fee income, as Promus managed most of these properties prior to their conversions.

     In June 1997, a portfolio of 19 Hampton Inn properties in which the Company owned a minority interest was sold, and as part of this transaction, Promus will no longer manage these properties (Promus will continue to earn franchise fees from these properties). Because this transaction occurred in late June, management fees for the 1997 periods were not significantly impacted. Though the loss of management contracts on this Hampton portfolio will impact management fee income on a prospective basis, this impact is not expected to be material. For the six month period ended June 30, 1997, management fee income from these properties represented only 1.6% of Promus' total franchise and management fee income.

     This growth in Promus' revenue base has been the primary contributor toward improved operating income. Effective cost management, however, has also improved profits and margins. Due to the size and strength of Promus' infrastructure and systems, openings of additional franchised or managed properties require few incremental costs. As a result, the growth which has occurred in the Promus system over the past year has served to improve overall operating margins.

     Other items affecting net income for second quarter and the six month period were as follows:

Income (expense)
(in millions, except percentages):



                              Second Quarter   Percentage      Six Months   Percentage
                               Ended June 30,   Increase/   Ended June 30,  Increase
                                1997    1996   (Decrease)    1997    1996   (Decrease)
                               -----   -----    --------   ------  ------    --------
Property transactions          $ 2.8   $ 3.8    (26.3)%    $ 10.7  $  3.5       N/M
Interest expense, net
  of interest capitalized       (6.4)   (7.7)   (16.9)      (12.9)  (15.4)    (16.2)%
Dividend income                  1.3     1.3        -         2.9     2.5      16.0
Interest and other income       10.0     1.2      N/M        13.2     2.1       N/M
Effective tax rate              39.4%   41.1%    (1.7)pts    39.4%   41.1%     (1.7)pts


     Property transactions for second quarter 1997 include a pre-tax gain of $11.9 million on the sale of two Embassy Suites hotels in Dallas and Syracuse to FelCor Suites Hotels, Inc. Under the terms of a recent alliance with the purchaser, Promus will serve as manager of these properties and will earn management and franchise fees prospectively (see Hotel Brand Development). Offsetting this gain was a $9.1 million pre-tax charge related to the sale of 19 Hampton Inns by a partnership (mentioned above) in which the Company owned a 20% interest. This charge resulted from Promus' requirement to restore the negative capital account balance back to zero upon the sale of the hotels and liquidation of the partnership. Cash distributions and tax benefits received by Promus over the course of the partnership agreement more than offset this current charge, resulting in an overall cumulative net gain on this investment. During first quarter 1997, Promus realized an $8.1 million pre-tax gain related to the sale of its joint venture interests in two Embassy Suites hotels, reflecting a brand repositioning in the Omaha and Minneapolis markets. Property transactions for second quarter 1996 included a $4.2 million pre-tax gain on the sale of a Homewood Suites hotel and a Hampton Inn hotel to a real estate investment trust (REIT) in accordance with a strategic development agreement (see Hotel Brand Development).

     Interest expense decreased year over year as a result of a decrease in interest expense attributable to the Company's nonconsolidated subsidiaries, as well as interest expense related to the Company's revolving credit facility.
The decrease in nonconsolidated subsidiaries' interest expense resulted primarily from a joint venture restructuring where the property's debt was replaced with additional equity, and the sale of the Company's joint venture interests in two Embassy Suites hotels discussed above. Also contributing to the decrease are more favorable terms secured on the refinancing of several other joint ventures' debt instruments in 1996. The decrease in interest expense related to the revolving credit facility is primarily the result of lower outstanding debt balances, as well as Promus' ability to obtain more favorable rates during the current year. The average rate paid on credit facility borrowings for the six months ended June 30, 1997, including the impact of facility fees and interest rate swap agreements, was 6.60%, compared with 6.73% for the prior year period.

     Dividend income relates to Promus' investments in the common stock of three REITs in connection with hotel development agreements. 1997 interest and other income includes a second quarter pre-tax gain of $9.1 million and a first quarter pre-tax gain of $2.1 million on sales of portions of Promus' investment in one of these REITs. The proceeds from these sales will be used to promote further growth of the Embassy Suites brand, including development of hotels pursuant to recent strategic alliance agreements (see Hotel Brand Development).

     The Company's overall effective tax rate for both periods is higher than the federal statutory rate primarily due to state income taxes, but has decreased from the prior year due to effective management of the Company's tax liabilities.

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



                                     Second Quarter                     Six Months
                                      Ended June 30,   Increase/     Ended June 30,  Increase/
                                       1997    1996   (Decrease)      1997    1996  (Decrease)
                                      -----   -----    --------     ------   -----   --------
EBITDA                                $56.4   $44.3     27.3 %      $106.3   $76.2    39.5%
EBITDA margin                          72.4%   63.9%     8.5 pts      72.7%   57.9%   14.8pts
EBITDA to interest paid                11.8x    8.2x    43.9 %        12.1x    7.7x   57.1%

EBITDA before property
  transactions and gain on sale
  of investments                      $44.4   $40.5      9.6 %       $84.3   $72.6    16.1%
EBITDA margin (before property
  transactions and gain on sale
  of investments)                      57.0%   58.4%    (1.4)pts      57.6%   55.2%    2.4pts
EBITDA to interest paid (before
  property transactions and gain
  on sale of investments)               9.3x    7.5x    24.0 %         9.6x    7.4x   29.7%


HOTEL BRAND DEVELOPMENT
-----------------------
     Overall
     -------
     Promus continues to be an industry leader in hotel development. During the first six months of 1997, the Company added 7,145 net rooms to its hotel system, increasing its system size by 6.7% in just six months. This compares to 7,970 net rooms added in the prior year six month period. Leading this increase was the Hampton Inn brand, unquestionably one of the most successful hotel brands in recent history. Hampton Inn added 5,788, or 81%, of the 1997 net room additions. Though Promus will continue growing the Hampton Inn brand as demand from franchisees and guests remains strong, the Company has seen a slight decline in Hampton Inn approvals, in part because of the significant supply growth over the past several years in Hampton Inn's market segment. Promus' current development activity contains an increasing number of projects within the Homewood Suites and Hampton Inn & Suites brands, its newer, and therefore less mature, products. Promus has also entered into several agreements that will help to significantly grow its Embassy Suites brand over the coming years.

     Promus' development pipeline as of June 30, 1997 contained 336 properties that were either in the design or construction phase, compared with 324 properties as of June 30, 1996. At June 30, 1997, 139 of these properties were under construction (excluding Promus Vacation Resort properties). When completed, these 139 properties will add almost 15,000 rooms or suites to the Promus hotel system. The remaining 197 hotels in the pipeline were approved and in the design phase at June 30, 1997, although construction had not yet begun.

     Homewood Suites and Hampton Inn & Suites Brand Development
     ----------------------------------------------------------
     As noted above, Promus' short term development plans include an increasing focus on these two hotel brands. During the first six months of this year, the Company opened 7 Hampton Inn & Suites hotels and 6 Homewood Suites hotels, representing 16% of new rooms added during that period. These brands comprise over 30% of the rooms under construction at June 30, 1997, however, and over 28% of those rooms in the design phase. At June 30, 1997 there were 23 Homewood Suites properties under construction, with an additional 23 properties in the design phase. There were 19 and 30 Hampton Inn and Suites properties under construction and in design, respectively. The Company plans to follow its overall strategy of growing these brands through franchise and management contracts, but recognizes the challenges faced by some prospective owners in obtaining conventional financing for such projects. As a result, Promus has initiated several programs designed to grow the Promus hotel system by providing alternative capital sources to such owners.

     In May 1997 the Company announced the formation of Promus Acceptance Corp. (ProMAC). Through ProMAC, participating financial institutions will initially establish a $120.0 million investment pool to provide first mortgage financing to Promus franchisees for newly constructed Hampton Inn, Hampton Inn & Suites and Homewood Suites hotels. The terms generally provide for favorably-priced floating and fixed rate loans ranging from $3.5 million to $8.0 million with six-year terms and 20-year amortization schedules. In June 1997, Promus loaned $2.0 million to ProMAC in the form of a start-up loan. This loan, which bears interest at prime, matures in April 2005.

     Under its mezzanine financing program, Promus provides conservatively underwritten secondary financing to franchisees. A minimum of 20 percent equity is required by the borrower, and the investment must meet certain defined underwriting criteria. The terms of the first mortgage and the mezzanine financing must be acceptable to Promus and the first mortgage lender, with whom Promus will enter into an inter-creditor agreement. During the first six months of 1997, Promus provided $3.5 million in mezzanine loans, and anticipates providing up to $10 million in additional loans throughout the rest of the year. Additionally, $5.2 million was repaid during the year. Outstanding loans bear interest at rates ranging from 10.0% to 10.5%.

     During 1996, Promus entered into strategic development alliances with Equity Inns, Inc. (Equity) and Winston Hotels, Inc. (Winston), two REITs, whereby Promus agreed to invest up to $15.0 million in the common stock of both REITs as they purchase existing or to be constructed Promus hotels from the Company. As of June 30, 1997, Promus had invested $7.1 million and
$1.5 million in the Equity and Winston REITs, respectively, and Equity and Winston had purchased four hotels and one hotel, respectively. Based on the market value of these investments at June 30, 1997, Promus has recorded an unrealized gain on marketable securities of approximately $1.5 million (before tax). This amount will fluctuate based on the market value of Equity and Winston stock, but no earnings impact will be realized until the stock is actually sold. The Company's current development plans call for construction of approximately seven to ten Homewood Suites and/or Hampton Inn & Suites properties per year at an average cost of $7-10 million per property. Under the terms of these alliances, Promus may offer additional Homewood Suites or Hampton Inn & Suites properties for sale to Equity and Winston at Promus' cost of development. Promus will receive 20-year license agreements and 10-year management contracts for all hotels developed or purchased pursuant to these alliances.


     Embassy Suites Brand Development
     --------------------------------
  During 1995 Promus entered into agreements with FelCor Suite Hotels, Inc.
and FelCor Suites Limited Partnership (FelCor) whereby FelCor acquired and converted all-suite upscale hotels (including 16 Crown Sterling Suites hotels) to the Embassy Suites brand. In return, Promus invested
$75.0 million in FelCor limited partnership interests and common stock and has guaranteed repayment of up to $25.0 million of a third party loan advanced to FelCor. Hotels converted to the Embassy Suites brand under these agreements operate under 20-year license agreements and 10-year management contracts. Subject to some restrictions, the limited partnership interests are convertible to common stock, which may be sold on the open market. These agreements are the primary contributor to the year over year growth in the Embassy Suites brand.

     During the first six months of 1997, Promus sold approximately 51% of its FelCor investment for approximately $50.1 million, resulting in pre-tax gains of $11.3 million. The proceeds from these sales will be used to promote further growth of the Embassy Suites brand, including the development of new Embassy Suites properties pursuant to an alliance with FelCor (see below). Based on the market value of its remaining FelCor common stock as of June 30, 1997, Promus has recorded an unrealized gain on marketable equity securities of approximately $16.7 million (pre-tax). As with the other REIT investments, this amount will fluctuate based on the market value of FelCor stock, but no earnings impact will be realized until the stock is actually sold.

     As of June 30, 1997, FelCor owned or had an interest in 52 Embassy Suites hotels, which represents 5.9% and 11.1% of all Promus brand hotels and hotel rooms/suites, respectively. Promus owns a 50 percent interest in 12 of the 52 hotels. Those 52 hotels contributed approximately 17.1% of total system revenues and 17.5% of the Company's franchise and management fee revenue for the six months ended June 30, 1997.

     Recently, Promus announced the formation of a strategic alliance that will result in significant long-term growth for the Embassy Suites brand. Under this agreement, FelCor has committed to invest up to $100 million in Embassy Suites developments. Promus will construct at least five Embassy properties and, upon completion, will sell a 90% interest in each property to FelCor. These hotels will operate under Promus management contracts and franchise contracts with fifteen and twenty year terms, respectively. Promus is not expected to make a significant investment in these projects until 1998, and the first of these properties is not expected to open until 1999.

     Promus has also entered into an agreement with Remington Hotel Corporation and Nomura Asset Capital Corporation to develop ten Embassy Suites hotels that will incorporate a new, smaller 150-suite prototype design. This innovative new design will allow Embassy Suites properties to be built in somewhat smaller markets at a proportionately lower cost of construction. Promus will provide a portion of the total project capital through a form of mezzanine financing. Investments pursuant to this agreement are expected to total approximately
$4 million for the year. As of June 30, 1997, there were two such projects under construction and another five approved and in the development pipeline.

     Promus Vacation Resorts Development
     -----------------------------------
     Promus Vacation Resorts (PVR) are the Company's newest avenue in which to expand upon the reputation of the Promus brands, as well as the Company's expertise in the lodging and hospitality industries. The Company has currently licensed two PVR products: Embassy Vacation Resorts and Hampton Vacation Resorts. Development of PVR properties will consist of the construction or acquisition of resort-quality accommodations in destination cities throughout the United States. These accommodations consist of full-featured one, two and three bedroom units, which are sold in one week intervals as an alternative to renting. Each unit contains fifty-one sellable weekly intervals, with one week reserved for annual maintenance. By purchasing an interval, owners are entitled to a one week stay in their respective unit during the same period each year. Interval owners have the option of renting (as a hotel suite) the unit during their interval in any year. Units containing unsold intervals may also be rented on a daily basis. Promus receives a one-time franchise licensing fee upon the sale of an interval; the Company then receives ongoing franchise royalty fees from interval owners, as well as royalty fees for hotel revenues earned from any interval rentals. For properties which Promus manages, the Company will also earn a management fee from the operation of the facility. To facilitate growth and development of PVR properties, Promus has entered into two alliances as outlined below.

     Promus entered into a five-year joint venture development agreement with Vistana Development, Ltd. (Vistana) to acquire, develop, manage and market vacation ownership resorts in North America under Promus brand names. Vistana will serve as managing partner and project developer and will market the timeshare units. Promus will serve as franchisor and manager of these joint venture properties and will own a 50 percent interest in certain projects developed pursuant to this agreement.


     In 1994, Promus licensed the first Embassy Vacation Resort to a predecessor of Signature Resorts (Signature), and has licensed two additional resorts to Signature since that time. Plans for additional Embassy Vacation Resort properties to be developed or acquired by Signature and licensed by the Company are being discussed. Promus plans to grow its vacation ownership business through its alliances with Vistana and Signature.

     As of June 30, 1997 the Company had licensed four Embassy Vacation Resort properties, three of which also are/will be managed by Promus. One of these resorts was converted to the Embassy Vacation Resort brand and the other three are being built in phases. Upon completion of construction, these four properties will contain over 1,300 units and almost 67,000 intervals. As of June 30, 1997, three of the resorts, containing 395 completed units, were in operation. These units represented over 20,000 available intervals, and over 5,800 of these intervals had been sold at that date. The fourth resort, licensed to Vistana, is under construction in Myrtle Beach, South Carolina.

     In May 1997, the first Hampton Vacation Resort, in Kissimmee, Florida, was licensed to Vistana. This property, when complete, will contribute over 12,000 intervals (242 units) to the system. There are currently 198 units open, representing over 10,000 available intervals, almost 700 of which had been sold at June 30, 1997.

CAPITAL SPENDING
----------------
     Investment in Franchise System
     ------------------------------
     Promus made additional investments in its franchise system infrastructure during the first half of 1997 relating primarily to the addition of new system hotels and enhancements made to the systems already in place at existing hotels. Additionally, seasonal fluctuations in customer traffic (which are higher during the summer months) and a concentration of national media advertising expenses in the early part of the year resulted in higher net advances made by Promus to the franchise system funds during the first six months. During the first six months, the Company invested over $5.0 million (net of recoveries) and plans to spend an additional $5.0 million throughout the year on franchise system expansion, enhancements, and the introduction and roll-out of Promus' new Microsoft Windows based hotel management system (System 21-TM-). The roll-out of System 21-TM- began in first quarter 1997 and is expected to be complete by the end of 1998.

     Other
     -----
     In order to maintain Promus' quality standards, ongoing refurbishment of existing company owned hotel properties will continue in 1997 at an estimated annual cost of approximately $13 million. For the first six months of 1997, $5.7 million in such costs were incurred.

     In April 1997, Promus' board of directors authorized the Company to repurchase, in open market, negotiated or block transactions, up to $150.0 million of its common stock for general corporate purposes and future strategic investments. During second quarter 1997, Promus repurchased 660,000 shares of its common stock at a total cost of $23.8 million. Repurchases of these shares are being funded through operating cash flows and the Promus Facility (see Liquidity and Capital Resources). The Company will continue to purchase additional shares as market and business conditions warrant.

     Cash necessary to finance projects currently under development, as well as additional projects to be developed by Promus, will be made available from operating cash flows, the Promus Facility (see Liquidity and Capital Resources), joint venture partners, specific project financing, sales of existing hotel assets and investments and, if necessary, Promus debt and equity offerings. Promus' capital expenditures totaled $87.0 million for the six months ended
June 30, 1997. The Company expects to spend approximately $138 million during 1997 to fund hotel and resort development, refurbish existing facilities, support its hotel management and business systems, make advances under mezzanine loan agreements, purchase REIT common stocks and pursue other corporate related projects. However, some of these expenditures could be offset by the receipt of proceeds from the sale of REIT investments or the sale of completed hotels to FelCor, Equity, Winston and others.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     The Company's cash flows for the six month periods ended June 30 were as follows:

                                           Six Months Ended     Percentage
                                          June 30,  June 30,     Increase/
(in millions)                                1997      1996     (Decrease)
                                          -------   -------     ----------
Cash flows provided by (used in):
  Operating activities                    $  40.2   $  40.7           (1.2)%
  Investing activities                       21.8     (53.0)           N/M
  Financing activities                      (60.6)     13.9            N/M

     The decrease in cash flows from operating activities is due primarily to lower cash distributions from nonconsolidated affiliates. Cash flows from investing activities in 1997 includes proceeds from the sale of company owned hotels, and stock and joint venture investments, whereas 1996 included the purchase of stock related to the FelCor agreements (see Hotel Brand Development). The change in cash flows from financing activities relates to activity under the Promus Facility and the repurchase of the Company's common stock (see Capital Spending).

     On June 30, 1997, the Company had a working capital deficit of $33.2 million, compared to a $27.8 million deficit that existed at December 31, 1996. This increase in the deficit is primarily the result of the accrual of a $9.1 capital contribution true-up related to the sale of 19 Hampton Inn properties in which Promus owned a 20% interest (see Results of Operations).
Due to the nature of the Company's cash management program, whereby all excess cash is normally used to pay down amounts outstanding under the Promus Facility, the Company typically reports a working capital deficit. For this reason, Promus does not believe that the current ratio is an appropriate measure of its short-term liquidity without considering the aggregate availability of its various capital resources. Promus believes that these resources, consisting of strong operating cash flow, available borrowings under the Promus Facility, and Promus' ability to obtain additional financing through various financial markets, are sufficient to meet its liquidity needs.

     The Company has a revolving credit arrangement (the Promus Facility) which consists of two agreements, the significant terms of which are as follows:



                      Total            Maturity          Interest          Facility
                   Facility                Date              Rate              Fees
               ------------    ----------------     -------------    --------------
                                                    Base Rate, as
                                                      defined, or
Five-Year                                             LIBOR +22.5      0.10% of the
  Revolver     $300,000,000    November 1, 2001      basis points    total facility

                                                    Base Rate, as
                                                      defined, or
Extendible                                            LIBOR +24.5      0.08% of the
  Revolver     $ 50,000,000        June 4, 1998      basis points    total facility


     The Extendible Revolver is a 364-day facility with annual renewals and may be converted into a two-year term loan with equal amortizing payments over such two-year period. Facility fees and interest on Base Rate loans are paid quarterly. The agreements contain a tiered scale for facility fees and the applicable LIBOR spread (current rates for both reflected above) that is based on the more favorable of Promus' current credit rating (BBB+ per Standard & Poor's) or the leverage ratio, as defined. They also contain provisions that restrict certain investments, limit the Company's ability to incur additional indebtedness and pay dividends, and require that certain performance ratios be maintained. As of June 30, 1997, Promus was in compliance with all such covenants.

     The Five-Year Revolver includes a sublimit for letters of credit of $20.0 million. At June 30, 1997, approximately $12.9 million in letters of credit were outstanding under this agreement (related primarily to the Company's self-insurance reserves). There was $131.9 million of availability under the Promus Facility as of June 30, 1997. The remaining borrowing capacity available under the Promus Facility is available for working capital, hotel development and other general corporate purposes. Both the Extendible Revolver and the Five-Year Revolver are unsecured.

     As of June 30, 1997, Promus was a party to several interest rate swap agreements that bear a total notional amount of $100.0 million. The effect of the swap agreements was to convert a portion of the Company's variable rate debt under the Promus Facility to a fixed rate of interest. The weighted average effective fixed rate pursuant to the agreements, which expire between December 1998 and March 2000, was approximately 7.2% at June 30, 1997.

     The Company has filed a shelf registration for up to $300.0 million in debt securities with the Securities and Exchange Commission. The securities issuable under the registration statement may be offered from time to time in one or more series, in amounts, at prices and on terms to be determined at the time of the offerings.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS
--------------------------------------
     The Financial Accounting Standards Board (FASB) has issued several Statements of Financial Accounting Standards (SFAS) in recent months. SFAS No. 128, "Earnings Per Share," provides changes in the way earnings per share is currently computed, and is effective for interim and annual periods ending after December 15, 1997. Earnings per share, as currently computed and reported, and as if computed under the new pronouncement, were as follows:

                                     Second Quarter               Six Months
                                      Ended June 30,           Ended June 30,
                                      --------------           --------------
                                      1997     1996            1997     1996
Earnings per share:                   -----    -----           -----    -----
  As reported                         $0.56    $0.35           $1.02    $0.60
  SFAS 128 (basic)                     0.57     0.35            1.03     0.60
  SFAS 128 (diluted)                   0.56     0.35            1.02     0.60


     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components within the financial statements. This statement will affect the presentation, but not the content, of Promus' financial statements, by requiring disclosure of comprehensive income, which may include items that are not currently reflected in earnings. SFAS No. 130 is effective for annual periods ending after December 15, 1997, but summary disclosure will be required in Promus' first quarter 1998 Form 10-Q.

HOTELS AND ROOMS/SUITES STATISTICS




                         Number of Hotels   Percent    Number of Rooms/Suites    Percent
                       June 30,   June 30,     Inc/        June 30,   June 30,      Inc/
                          1997       1996     (Dec)           1997       1996      (Dec)
                       -------    -------   -------        -------    -------    -------
Embassy Suites
  Company owned              7          9     (22.2)%        1,566      2,025      (22.7)%
  Joint venture             21         23      (8.7)%        5,470      5,897       (7.2)%
  Management contract       48         36      33.3 %       11,592      8,641       34.2 %
  Franchisee operated       60         56       7.1 %       14,182     12,958        9.4 %
                       -------    -------                  -------    -------
                           136        124       9.7 %       32,810     29,521       11.1 %
                       =======    =======                  =======    =======
Hampton Inn
  Company owned             12         13      (7.7)%        1,654      1,791       (7.6)%
  Joint venture              -         19    (100.0)%            -      2,376     (100.0)%
  Management contract        6          5      20.0 %          738        589       25.3 %
  Franchisee operated      661        526      25.7 %       70,934     57,264       23.9 %
                       -------    -------                  -------    -------
                           679        563      20.6 %       73,326     62,020       18.2 %
                       =======    =======                  =======    =======
Hampton Inn & Suites
  Management contract        2          1     100.0 %          203        127       59.8 %
  Franchisee operated       21          8       N/M          2,297        969      137.0 %
                       -------    -------                  -------    -------
                            23          9       N/M          2,500      1,096      128.1 %
                       =======    =======                  =======    =======
Homewood Suites
  Company owned              8          8         - %          891        892       (0.1)%
  Management contract        4          1       N/M            471        132        N/M
  Franchisee operated       31         24      29.2 %        3,077      2,426       26.8 %
                       -------    -------                  -------    -------
                            43         33      30.3 %        4,439      3,450       28.7 %
                       =======    =======                  =======    =======
Total System
  Company owned             27         30     (10.0)%        4,111      4,708      (12.7)%
  Joint venture             21         42     (50.0)%        5,470      8,273      (33.9)%
  Management contract       60         43      39.5 %       13,004      9,489       37.0 %
  Franchisee operated      773        614      25.9 %       90,490     73,617       22.9 %
                       -------    -------                  -------    -------
                           881        729      20.9 %      113,075     96,087       17.7 %
                       =======    =======                  =======    =======


VACATION RESORT STATISTICS




                           Number of resorts   Percent           Number of units    Percent
                          June 30,   June 30,     Inc/        June 30,   June 30,      Inc/
                             1997       1996     (Dec)           1997       1996      (Dec)
                          -------    -------   -------        -------    -------    -------
Embassy Vacation Resorts
  Management contract           2          1     100.0 %          188         72        N/M
  Franchisee operated           1          1         -            207        207          -
                          -------    -------                  -------    -------
                                3          2      50.0 %          395        279       41.6%
                          =======    =======                  =======    =======

Hampton Vacation Resorts
  Franchisee operated           1          -       N/M            198          -        N/M
                          -------    -------                  -------    -------
                                1          -       N/M            198          -        N/M
                          =======    =======                  =======    =======

Total Vacation Resorts
  Management contract           2          1     100.0 %          188         72        N/M
  Franchisee operated           2          1     100.0 %          405        207       95.7%
                          -------    -------                  -------    -------
                                4          2     100.0 %          593        279      112.5%
                          =======    =======                  =======    =======


                         Number of available                 Number of timeshare
                         timeshare intervals   Percent            intervals sold    Percent
                          June 30,   June 30,     Inc/        June 30,   June 30,      Inc/
                             1997       1996     (Dec)           1997       1996      (Dec)
                          -------    -------   -------        -------    -------    -------
Embassy Vacation Resorts
  Management contract       9,588      3,672       N/M          3,789      1,969       92.4 %
  Franchisee operated      10,557     10,557         -          2,039        748        N/M
                          -------    -------                  -------    -------
                           20,145     14,229      41.6 %        5,828      2,717      114.5%
                          =======    =======                  =======    =======

Hampton Vacation Resorts
  Franchisee operated      10,098          -       N/M            673          -        N/M
                          -------    -------                  -------    -------
                           10,098          -       N/M            673          -        N/M
                          =======    =======                  =======    =======

Total Vacation Resorts
  Management contract       9,588      3,672       N/M          3,789      1,969       92.4 %
  Franchisee operated      20,655     10,557      95.7 %        2,712        748        N/M
                          -------    -------                  -------    -------
                           30,243     14,229     112.5 %        6,501      2,717     139.3%
                          =======    =======                  =======    =======




                          Second Quarter Ended                       Six Months Ended
                           June 30,    June 30,    Inc/             June 30,  June 30,   Inc/
PERFORMANCE STATISTICS        1997        1996    (Dec)                1997      1996   (Dec)
----------------------    --------    --------   ------         -----------  --------  ------
COMPARABLE SYSTEM HOTELS*
Embassy Suites
  Occupancy                  78.3%       76.5%    1.8 pts            76.3%      75.4%   0.9 pts
  ADR                     $ 113.20    $ 106.95    5.8 %         $   113.99   $ 107.59   5.9 %
  RevPAS                  $  88.69    $  81.82    8.4 %         $    86.97   $  81.16   7.2 %
Hampton Inn
  Occupancy                  77.5%       77.7%   (0.2)pts            72.7%      72.7%     - pts
  ADR                     $  64.17    $  60.65    5.8 %         $    63.28   $  59.74   5.9 %
  RevPAR                  $  49.74    $  47.14    5.5 %         $    46.00   $  43.43   5.9 %
Hampton Inn & Suites
  Occupancy                  80.1%       72.5%    7.6 pts            70.3%      64.1%   6.2 pts
  ADR                     $  75.69    $  69.94    8.2 %         $    69.30   $  67.37   2.9 %
  RevPAS                  $  60.66    $  50.70   19.6 %         $    48.75   $  43.17  12.9 %
Homewood Suites
  Occupancy                  82.8%       78.3%    4.5 pts            79.1%      76.1%   3.0 pts
  ADR                     $  92.72    $  90.36    2.6 %         $    90.86   $  88.13   3.1 %
  RevPAS                  $  76.76    $  70.73    8.5 %         $    71.84   $  67.07   7.1 %

TOTAL SYSTEM HOTELS
Embassy Suites
  Occupancy                  77.6%       76.3%    1.3 pts            74.8%      74.7%   0.1 pts
  ADR                     $ 113.27    $ 106.94    5.9 %         $   114.51   $ 107.44   6.6 %
  RevPAS                  $  87.88    $  81.64    7.6 %         $    85.66   $  80.30   6.7 %
Hampton Inn
  Occupancy                  75.9%       77.5%   (1.6)pts            71.1%      72.4%  (1.3)pts
  ADR                     $  64.28    $  60.62    6.0 %         $    63.54   $  59.83   6.2 %
  RevPAR                  $  48.76    $  46.98    3.8 %         $    45.17   $  43.29   4.3 %
Hampton Inn & Suites
  Occupancy                  74.1%       71.3%    2.8 pts            69.0%      64.1%   4.9 pts
  ADR                     $  79.66    $  70.58   12.9 %         $    79.40   $  69.03  15.0 %
  RevPAS                  $  59.06    $  50.29   17.4 %         $    54.79   $  44.26  23.8 %
Homewood Suites
  Occupancy                  77.6%       77.3%    0.3 pts            75.0%      74.6%   0.4 pts
  ADR                     $  92.84    $  90.41    2.7 %         $    92.86   $  88.86   4.5 %
  RevPAS                  $  72.03    $  69.89    3.1 %         $    69.67   $  66.24   5.2 %

TOTAL SYSTEM REVENUES
(in thousands)
Hampton Inn               $318,973    $258,046   23.6 %         $  574,934   $466,689  23.2 %
Embassy Suites             259,217     213,634   21.3 %            506,702    411,371  23.2 %
Homewood Suites             28,293      21,342   32.6 %             52,098     39,425  32.1 %
Hampton Inn & Suites        13,043       3,857    N/M               22,850      5,893   N/M
                          --------    --------                  ----------   --------
                          $619,526    $496,879   24.7 %         $1,156,584   $923,378  25.3 %
                          ========    ========                  ==========   ========


*Excludes those hotels that had room additions or were not open for the entire reporting period in both years.

                        Item 6. Exhibits and Reports on Form 8-K
                        ----------------------------------------

(a)  Exhibits

     EX-11       Computation of Per Share Earnings. (1)

     EX-27       Financial Data Schedule. (1)

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1997.

--------
Footnotes

File No. 1-11463.

(1)  Filed herewith.

                                        Signature
                                        ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PROMUS HOTEL CORPORATION

August 7, 1997                   By:  /s/ JEFFERY M. JARVIS
                                     -----------------------------
                                     Jeffery M. Jarvis
                                     Vice President and Controller
                                     (Chief Accounting Officer)

                                      Exhibit Index
                                      -------------

                                                               Sequential
Exhibit No.                 Description                          Page No.
------------     ----------------------------------------     ----------

(a)  EX-11       Computation of Per Share Earnings. (1)           31

(b)  EX-27       Financial Data Schedule. (1)

(c)  No reports on Form 8-K were filed during the quarter ended
     June 30, 1997.

--------
Footnotes

(1)  Filed herewith.