Form 10-Q
period 1997-09-30
PROMUS HOTEL CORP
filed 1997-11-12
CIK 944647

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                            755 Crossover Lane
                            Memphis, TN 38117
             (Address of principal executive officers) (Zip Code)
                             (901) 374-5000
             (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X            No
                     ----             ----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997.

                 Common Stock........49,981,665 shares

                             Page 1 of 36
                          Exhibit Index Page 33

                        PART I--FINANCIAL INFORMATION
                       -------------------------------
                        Item 1. Financial Statements
                       -------------------------------

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

    As discussed in Note 2, on September 2, 1997, Promus announced the execution of a definitive merger agreement with Doubletree Corporation (Doubletree), which would create one of the country's largest lodging companies. These consolidated condensed financial statements reflect the historical operations of Promus, as of and for the periods ended
September 30, 1997, and accordingly, do not contain any adjustments related to the proposed merger transaction.

                            PROMUS HOTEL CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)

                                                         SEPT. 30,          DEC. 31,
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)                        1997              1996
------------------------------------                     ---------         ---------
ASSETS
Current assets
 Cash and cash equivalents....................          $   3,781           $   3,700
 Receivables, including notes receivable of
   $713 and $264 less allowance for doubtful
   accounts of $994 and $1,180................             25,543              18,307
 Deferred income taxes........................              2,041                 932
 Prepayments and other........................              5,942               7,626
                                                         --------             -------
    Total current assets......................             37,307              30,565
                                                         --------             -------
Land, building, furniture and equipment.......            413,799             439,072
Less: accumulated depreciation................           (109,453)           (118,659)
                                                         --------             -------
                                                          304,346             320,413
Investments in and advances to nonconsolidated
  affiliates (Note 7).........................            145,117             186,766
Investment in franchise system................             49,501              48,750
Deferred costs and other (Note 5).............            114,267              45,471
                                                          -------             -------
                                                        $ 650,538           $ 631,965
                                                          -------             -------
                                                          -------             -------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable.............................          $  16,491           $  20,753
 Accrued expenses.............................             54,314              37,361
 Current portion of long-term debt............                321                 288
                                                          -------             -------
    Total current liabilities.................             71,126              58,402
Long-term debt (Note 3).......................            213,237             243,682
Deferred credits and other....................             43,543              40,834
Deferred income taxes.........................             44,931              40,958
                                                          -------             -------
                                                          372,837             383,876
                                                          -------             -------
Commitments and contingencies (Note 5)
Stockholders' equity (Note 4)
 Common stock, $0.10 par value, 360,000,000
  shares authorized, 51,562,101 and
  51,404,815 shares outstanding...............              5,156               5,140
 Capital surplus..............................            140,775             136,655
 Retained earnings............................            177,090              90,073
 Treasury stock, at cost (1,580,436 and 5,698
  shares).....................................            (60,143)               (142)
 Unrealized gain on marketable equity
  securities, net of related deferred tax
  liability of $9,715 and $10,844.............             15,195              16,961
 Deferred compensation related to restricted
  stock.......................................               (372)               (598)
                                                          -------             -------
                                                          277,701             248,089
                                                          -------             -------
                                                        $ 650,538           $ 631,965
                                                          -------             -------
                                                          -------             -------

    The accompanying notes are an integral part of these consolidated condensed financial statements.

                            PROMUS HOTEL CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                        THIRD QUARTER ENDED    NINE MONTHS ENDED
                                                                        --------------------  --------------------
                                                                        SEPT. 30,  SEPT. 30,  SEPT. 30,  SEPT. 30,
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                                  1997       1996       1997       1996
----------------------------------------                                ---------  ---------  ---------  ---------
Revenues
  Company owned hotels
    Rooms.............................................................   $ 28,173   $ 30,405   $ 90,630   $ 93,360
    Food and beverage.................................................      1,260      1,446      4,460      4,632
    Other.............................................................      1,660      1,786      5,226      5,530
  Franchise and management fees.......................................     34,896     29,522     96,666     77,040
  Other...............................................................      8,112      9,659     23,434     23,777
                                                                          -------    -------    -------    -------
      Total revenues..................................................     74,101     72,818    220,416    204,339
                                                                          -------    -------    -------    -------
Operating expenses
  Company owned hotels
    Rooms.............................................................     13,810     14,890     42,739     44,870
    Food and beverage.................................................      1,176      1,430      4,113      4,373
    Other.............................................................      2,740      3,074      9,378      9,604
  Other operating expenses............................................      7,397      4,370     23,533     18,935
  Depreciation of buildings and equipment.............................      4,866      5,638     16,367     16,793
  Corporate expense...................................................      4,278      5,802     11,524     12,440
                                                                          -------    -------    -------    -------
      Total operating expenses........................................     34,267     35,204    107,654    107,015
                                                                          -------    -------    -------    -------
Property transactions.................................................     19,759        402     30,508      3,939
                                                                          -------    -------    -------    -------
Operating income......................................................     59,593     38,016    143,270    101,263
Interest expense, net of interest capitalized (Note 3)................     (5,734)    (7,008)   (18,608)   (22,409)
Dividend income.......................................................        998      1,494      3,924      3,982
Interest and other income.............................................      1,838        931     15,006      3,033
                                                                          -------    -------    -------    -------
Income before income taxes............................................     56,695     33,433    143,592     85,869
Provision for income taxes............................................    (22,338)   (13,741)   (56,575)   (35,292)
                                                                          -------    -------    -------    -------
Net income............................................................   $ 34,357   $ 19,692   $ 87,017   $ 50,577
                                                                          -------    -------    -------    -------
                                                                          -------    -------    -------    -------
Earnings per share....................................................   $   0.67   $   0.38   $   1.69   $   0.98
                                                                          -------    -------    -------    -------
                                                                          -------    -------    -------    -------
Weighted average shares outstanding...................................     50,933     51,712     51,441     51,659
                                                                          -------    -------    -------    -------
                                                                          -------    -------    -------    -------

    The accompanying notes are an integral part of these consolidated condensed financial statements.

                            PROMUS HOTEL CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                        ---------------------
                                                        SEPT. 30,    SEPT. 30,
(IN THOUSANDS)                                             1997        1996
--------------                                         ----------   ---------
Cash flows from operating activities
  Net income.........................................   $  87,017    $ 50,577
  Adjustments to reconcile net income to cash flows
   from operating activities
     Depreciation and amortization...................      18,949      18,936
     Other noncash items.............................         113      (2,143)
     Equity in earnings and distributions from
       nonconsolidated affiliates....................      (2,483)        765
     Net gains from property transactions............     (30,315)     (4,252)
     Gain from sale of investment in common stock....     (11,250)         --
     Net change in long-term accounts................       3,675      (1,053)
     Net change in working capital accounts..........         768      (6,266)
                                                       ----------   ---------
        Cash flows provided by operating
          activities................................       66,474      56,564
                                                       ----------   ---------
Cash flows from investing activities
  Land, buildings, furniture and equipment
    additions.......................................     (106,707)    (38,519)
  Investment in and advances to nonconsolidated
    affiliates......................................       (6,264)    (60,333)
  Proceeds from sale of assets......................      175,235      34,013
  Escrow deposits held for future development.......      (38,362)         --
  Advances under mezzanine loan agreements..........       (5,951)     (5,793)
  Repayments under mezzanine loan agreements........        5,229       2,750
  Net investment in franchise system................       (7,342)    (13,878)
  Recovery of investment in franchise system........        6,591       5,015
  Other.............................................         (978)      4,064
                                                       ----------   ---------
        Cash flows provided by (used in)
          investing activities......................       21,451     (72,681)
                                                       ----------   ---------
Cash flows from financing activities
  Net (retirements) borrowings under revolving
    credit facility.................................      (30,200)     18,900
  Purchases of treasury stock.......................      (59,992)         --
  Other.............................................        2,348          98
                                                       ----------   ---------
        Cash flows (used in) provided by
          financing activities......................      (87,844)     18,998
                                                       ----------   ---------
Net increase in cash and cash equivalents...........           81       2,881
Cash and cash equivalents, beginning of period......        3,700       2,668
                                                       ----------   ---------
Cash and cash equivalents, end of period............    $   3,781    $  5,549
                                                       ----------   ---------
                                                       ----------   ---------

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            PROMUS HOTEL CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1997
                                 (UNAUDITED)


NOTE 1--BASIS OF PRESENTATION

    All significant intercompany accounts and transactions have been eliminated. Investments in 50% or less owned companies and joint ventures over which Promus has the ability to exercise significant influence are accounted for using the equity method. Promus reflects its share of income before interest expense and property transactions of these nonconsolidated affiliates in revenues-other. Promus' proportionate shares of interest expense and property transactions of such nonconsolidated affiliates are included in interest expense and property transactions, respectively, in the consolidated condensed statements of income (see Note 7 for combined summarized financial information regarding these nonconsolidated affiliates). Management believes Promus' segregation of its proportionate share of interest expense and property transactions of its equity investees is the preferable presentation due to the nature of its equity investments. Certain prior year amounts have been reclassified to conform with the current year presentation.

     In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," Promus reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying value of such assets may not be recoverable.


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

    Promus' primary focus is to develop, grow and support its franchise business for all brands. Promus brand hotels are located in almost every state, the District of Columbia, Puerto Rico and six foreign countries. Promus charges each franchisee royalty fees of generally four percent of suite or room rentals. System-wide room revenues generated by company owned hotels and reported by franchisees were $649.0 million and $546.6 million, for third quarter 1997 and 1996, respectively and $1.8 billion and $1.5 billion for the respective 1997 and 1996 year-to-date periods. In addition, Promus earns a licensing fee for new licenses granted to franchisees when the franchise is approved. Promus also receives franchise fees on net interval sales and on rental revenue related to Promus Vacation Resort properties.

    As of September 30, 1997 the Company operated 110 Promus brand hotel properties which include wholly-owned, partially owned through joint ventures and hotels managed for third parties. Promus has followed an asset strategy to own and manage a mix of hotels that can positively affect profits and enhance its role as franchisor for its brands. Management fee income is based on a percentage of gross revenues, profits, free cash flow or a combination thereof, at the related managed property.

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             SEPTEMBER 30, 1997
                                 (UNAUDITED)

NOTE 2--NATURE OF OPERATIONS (CONTINUED)

    On September 2, 1997, Promus announced the execution of a definitive merger agreement with Doubletree Corporation (Doubletree), another leading hotel company whose brands include Doubletree Hotels, Doubletree Guest Suites, Club Hotels by Doubletree and Red Lion Hotels & Inns. This transaction, which is expected to be completed by December 31, 1997, will create one of the country's largest lodging companies, and will combine Promus' strength at franchising and building brands with Doubletree's strength in hotel management. This stock-for-stock transaction will be accomplished through the creation of a new holding company which will issue its stock in exchange for the stock of both existing companies. Promus shareholders will receive 0.925 of a share of the new company's stock in exchange for each share of Promus stock owned, and Doubletree shareholders will receive one share of the new company's stock in exchange for each Doubletree share owned. The transaction is expected to be accounted for as a pooling-of-interests, and is expected to be tax free. For additional information on the proposed transaction, please refer to the Joint Proxy and Prospectus, as amended, filed with the Securities and Exchange Commission (SEC) on November 12, 1997.

NOTE 3--LONG-TERM DEBT

    PROMUS FACILITY

    The Promus Facility consists of a $300 million revolving credit arrangement which matures on November 1, 2001 (the Five-Year Revolver) and a $50 million annually extendible revolving credit facility (the Extendible Revolver). The Extendible Revolver is convertible into a two-year term loan with equal amortizing payments over such two-year period. Interest on the Promus Facility is, at the option of the Company, equal to either (i) the Base Rate, as defined, or (ii) LIBOR plus the applicable spread. The weighted average interest rate on borrowings outstanding under this agreement (including the impact of facility fees and interest rate swaps) was 6.6% for the nine months ended September 30, 1997. Both agreements incorporate a tiered scale that defines the applicable LIBOR spread and a facility fee based upon the more favorable of the Company's current debt rating or leverage ratio, as defined. Currently, the LIBOR spread on the Five-Year Revolver and the Extendible Revolver is 0.225% and 0.245%, respectively, and the facility fee required on the total amount of the Five-Year Revolver and the Extendible Revolver is 0.10% and 0.08%, respectively. Both the Extendible Revolver and the Five-Year Revolver are unsecured. The Promus Facility contains provisions that restrict certain investments, limit the Company's ability to incur additional indebtedness and pay dividends, and require that certain performance ratios be maintained. As of September 30, 1997, Promus was in compliance with all such covenants.

    DERIVATIVE FINANCIAL INSTRUMENTS

    Promus' use of derivative financial instruments is limited to the management of its interest rate exposure. The Company is currently a party to five interest rate swap agreements which serve to reduce the impact of interest rate changes on $100 million of the variable rate Promus Facility. These swap agreements are contracts to exchange floating interest payments for fixed interest payments over the life of the agreements without the exchange of the underlying notional amounts. The differential to be paid to, or received from, the counterparties under the

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             SEPTEMBER 30, 1997
                                 (UNAUDITED)

    DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

terms of these agreements is accrued as interest rates change and is recognized as an adjustment to interest expense in the consolidated condensed statements of income. The related accrued receivable or payable is included in accrued expenses in the consolidated condensed balance sheets. As of September 30, 1997, the estimated amount, considering prevailing interest rates and the swap maturity dates, that Promus would have been required to pay to terminate these agreements before their stated maturity was approximately $1.7 million. This estimated amount has not been recognized in the accompanying financial statements, since the agreements are accounted for as hedges and the Company currently plans to hold all swaps until their maturity. The following table summarizes the terms of these agreements, including the effective fixed rate paid by Promus, as of September 30, 1997:

                                                  NEXT
                                               QUARTERLY
NOTIONAL AMOUNT                                 VARIABLE
(ALL ASSOCIATED                   EFFECTIVE       RATE
  WITH PROMUS       SWAP RATE      RATE AT     ADJUSTMENT       SWAP
   FACILITY)      PAID (FIXED)    SEPT. 30        DATE        MATURITY
----------------  -------------  -----------  ------------  ------------
$50.0 million...        6.990%        7.315%    12/22/1997     3/20/2000
$12.5 million...        6.920%        7.245%    12/15/1997    12/15/1998
$12.5 million...        6.680%        7.005%    12/15/1997    12/15/1999
$12.5 million...        6.740%        7.065%    10/22/1997     1/22/1999
$12.5 million...        6.520%        6.845%    10/22/1997     1/24/2000

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

NOTE 4--STOCKHOLDERS' EQUITY

    In April 1997, Promus' board of directors authorized the Company to repurchase, in open market, negotiated or block transactions, up to $150.0 million of its common stock for general corporate purposes and future strategic investments. Through September 30, 1997, Promus had repurchased 1,573,800 shares of its common stock at a total cost of approximately
$60.0 million. Though it does not expect to do so in the near term due to the pending merger with Doubletree, the Company may continue to purchase additional shares as market and business conditions warrant.

NOTE 5--COMMITMENTS AND CONTINGENCIES

    CONTRACTUAL COMMITMENTS

    Promus is liable under certain lease agreements pursuant to which it has assigned the direct obligation to third parties. Additionally, Promus manages certain hotels for others under

                      PROMUS HOTEL CORPORATION
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997
                             (UNAUDITED)


    CONTRACTUAL COMMITMENTS (CONTINUED)

agreements that provide for payments or loans to the hotel owners if stipulated levels of financial performance are not maintained. The Company has also provided guarantees for certain loans related to joint venture and other investments. Promus believes the likelihood is remote that material payments will be required under these agreements. Promus' estimated maximum exposure under such agreements is approximately $33.1 million over the next 30 years.

    FELCOR AGREEMENTS

    During 1995, Promus entered into development agreements with Felcor Suite Hotels, Inc. and FelCor Suites Limited Partnership (FelCor) in which Promus invested $75.0 million in FelCor limited partnership interests and common stock and has guaranteed repayment of up to $25.0 million of a third party loan advanced to FelCor. Subject to some restrictions, the limited partnership interests are convertible to common stock, which may be sold on the open market. During second quarter 1997 and first quarter 1997, Promus sold approximately $31.8 million and $6.9 million, respectively, of its original investment in FelCor common stock, the proceeds from which will be used to promote further growth of the Embassy Suites brand, including the development of new Embassy Suites properties pursuant to an alliance with FelCor (see below). These sales resulted in pre-tax gains of approximately $9.1 million and $2.1 million for second quarter 1997 and first quarter 1997, respectively. Based on the market value of the remaining investment in FelCor common stock as of September 30, 1997, Promus recorded an unrealized gain on marketable equity securities of $22.1 million (before tax).

    During second quarter 1997, Promus announced the formation of a new strategic alliance with FelCor, under which Promus committed to construct at least five Embassy Suites hotel properties. Upon completion of these developments, FelCor will purchase a 90% interest in the properties. As part of this new alliance, Promus also sold two company owned Embassy Suites hotels in Dallas and Syracuse to FelCor for approximately $46.7 million. The proceeds from these sales were placed in escrow pending the identification of replacement properties that would qualify as a like-kind exchange for tax purposes. Promus will receive 20-year license agreements and 15-year management contracts for all hotels pursuant to this agreement.

    As of September 30, 1997, FelCor owned or had an interest in 52 Embassy Suites hotels, which represents 5.6% and 10.7% of all Promus brand hotels and hotel rooms/suites, respectively. Promus owns a 50 percent interest in 12 of the 52 hotels. Those 52 hotels contributed approximately 16.5% of total system revenues and 17.3% of the Company's franchise and management fee revenue for the nine months ended September 30, 1997.


    SHC AGREEMENTS

    During October 1997, Promus announced the formation of a strategic alliance with Strategic Hotel Capital, Inc. (SHC), under which Promus committed to construct at least ten Embassy Suites hotel properties. Upon completion of these developments, SHC will purchase these hotel properties.

                      PROMUS HOTEL CORPORATION
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997
                             (UNAUDITED)


    SHC AGREEMENTS (CONTINUED)

    As part of this new alliance, on September 30, 1997, Promus sold two of its owned and operated Embassy Suites hotels in Philadelphia and Orlando, to SHC for approximately $65.0 million. This sale resulted in a pretax gain of approximately $15.3 million. Approximately $38.7 million of the sale proceeds from this transaction were placed in escrow, pending the identification of replacement property, as Promus plans to qualify one of these sales as a like-kind exchange for tax purposes. This escrow balance is reflected in deferred costs and other in the accompanying consolidated condensed balance sheets. Promus will receive 20-year license agreements and management contracts for all hotels pursuant to this agreement.

    SHC also purchased on September 30, 1997, two Embassy Suites hotels in Santa Clara, California and Arlington, Virginia from a joint venture in which Promus owned a minority interest. Promus' share of the gain on this sale (pretax) was approximately $6.8 million.

    EQUITY INNS AND WINSTON AGREEMENTS

    During 1996, Promus entered into strategic development alliances with Equity Inns, Inc. (Equity) and Winston Hotels, Inc. (Winston), two real estate investment trusts (REITs), whereby Promus agreed to invest up to $15.0 million in the common stock of both REITs as they purchase existing or to be constructed hotels from the Company. As of September 30, 1997, Promus had invested
$7.1 million and $1.5 million in the Equity and Winston REITs, respectively, and Equity and Winston had purchased four hotels and one hotel, respectively. Based on the market value of these investments at September 30, 1997, Promus has recorded an unrealized gain on marketable equity securities of approximately $2.8 million (before tax). The Company's current plans call for construction of approximately six to eight Homewood Suites and/or Hampton Inn & Suites properties per year at an average cost of $7-10 million per property. Under the terms of these alliances, Promus may offer additional properties for sale to Equity and Winston at Promus' cost of development. Promus will receive 20-year license agreements and 10-year management contracts for all hotels developed or purchased pursuant to these alliances.

    OTHER AGREEMENTS

    Promus has entered into an agreement with Remington Hotel Corporation and Nomura Asset Capital Corporation to develop ten Embassy Suites hotels that will incorporate a new, smaller 150-suite prototype design. This innovative new design will allow Embassy Suites properties to be built in somewhat smaller markets at a proportionately lower cost of construction. Promus has committed to invest approximately $2 million in each project through a form of mezzanine financing. As of September 30, 1997, Promus had funded one such project.

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

                      PROMUS HOTEL CORPORATION
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997
                             (UNAUDITED)


    EMPLOYMENT AND SEVERANCE AGREEMENTS

    Promus has severance agreements with 15 senior officers of the Company that generally provide for a payment of three times the sum of (a) the officer's current base salary and (b) the average bonus paid to each officer for the three preceding years (including bonuses paid during service with The Promus Companies Incorporated, prior to its spin-off of the Company in 1995). The agreements also provide for accelerated payment of any compensation or awards payable to such executive under any Promus incentive compensation or stock option plan in the event of termination of an executive's employment, as described in the agreements, subsequent to a change in control of Promus, as defined. These agreements were amended following the announcement of the proposed Doubletree merger (see Note 2), to exclude the proposed transaction from the definition of a change in control (see Proposed Merger Transaction section below). The maximum amount of compensation that would be payable under all agreements if a change in control occurred and if such executives were terminated as of September 30, 1997, would be approximately
$46.7 million.

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

    PROMUS ACCEPTANCE CORP.

    In May 1997 the Company announced the formation of Promus Acceptance Corp. (ProMAC). ProMAC will provide first mortgage financing to Promus franchisees for newly constructed Hampton Inn, Hampton Inn & Suites and Homewood Suites hotels by issuing up to $120 million in commercial paper that will be backed by a liquidity facility from participating financial institutions. The terms generally provide for favorably priced floating and fixed rate loans ranging from $3.5 million to $8.0 million with six-year terms and 20-year amortization schedules. Promus will provide a guarantee up to $36.0 million on loans outstanding under the program, and will also provide a $1.0 million working capital guarantee to ProMAC. Additionally, Promus has provided a $2.0 million start up loan to ProMAC, which earns interest at prime and matures in April 2005.

    PROPOSED MERGER TRANSACTION

    As discussed in Note 2, Promus has entered into a proposed merger transaction with Doubletree. As of September 30, 1997, Promus had incurred approximately $1.7 million in costs related to the proposed merger, including SEC filing fees, legal and professional fees. The merger agreement also contains certain provisions that would require Promus or Doubletree, under certain conditions, to pay the other company a fee of $45 million upon termination of the merger agreement. In connection with the Merger Agreement, Promus and Doubletree also have entered into a Stock Option Agreement pursuant to which Promus granted to Doubletree an option to purchase up to 19.9% of the outstanding common stock of Promus under certain circumstances and (ii) a Stock Option Agreement pursuant to which Doubletree has granted to Promus an option to purchase up to 19.9% of the outstanding common stock of Doubletree under certain circumstances.

                      PROMUS HOTEL CORPORATION
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997
                             (UNAUDITED)


NOTE 6--SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR INTEREST AND TAXES

    The following table reconciles Promus' interest expense, net of interest capitalized, to cash paid for interest (in thousands):

                                                                        THIRD QUARTER ENDED    NINE MONTHS ENDED
                                                                        SEPT. 30,  SEPT. 30,  SEPT. 30,  SEPT. 30,
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
Interest expense, net of amount capitalized
 (Note 3)............................................................      $ 5,734    $ 7,008    $18,608   $22,409
Adjustments to reconcile to cash paid for
 interest:
  Promus' share of interest expense of
    nonconsolidated affiliates (Note  7).............................       (2,213)    (2,656)    (6,722)   (8,692)
  Capitalized interest...............................................          705        414      1,485     1,139
  Net change in accruals.............................................          191       (272)      (312)     (534)
  Amortization of deferred finance charges...........................         (144)      (105)      (429)     (493)
  Other..............................................................          (39)       (40)      (117)     (116)
                                                                           -------    -------    -------   -------
Cash paid for interest...............................................      $ 4,234    $ 4,349    $12,513   $13,713
                                                                           -------    -------    -------   -------
                                                                           -------    -------    -------   -------
Cash paid for income taxes...........................................      $13,210    $13,237    $39,432   $38,016
                                                                           -------    -------    -------   -------
                                                                           -------    -------    -------   -------


NOTE 7--NONCONSOLIDATED AFFILIATES

    Combined summarized statements of income for nonconsolidated affiliates, which Promus accounted for using the equity method, were as follows (in thousands):

                                                                       THIRD QUARTER ENDED     NINE MONTHS ENDED
                                                                       SEPT. 30,  SEPT. 30,  SEPT. 30,  SEPT. 30,
                                                                         1997       1996       1997        1996
                                                                       ---------  ---------  ---------  ----------

Combined Summarized Statements of Income
 Revenues.........................................................        $ 30,565   $ 41,547   $ 92,472   $124,712
 Operating expenses...............................................         (19,144)   (30,083)   (60,459)   (92,987)
 Property transactions............................................              52         --     15,081         --
                                                                           -------    -------    -------    -------
 Operating Income.................................................        $ 11,473   $ 11,464   $ 47,094   $ 31,725
                                                                           -------    -------    -------    -------
                                                                           -------    -------    -------    -------
 Net income.......................................................        $  6,662   $  5,777   $ 32,518   $ 13,098
                                                                           -------    -------    -------    -------
                                                                           -------    -------    -------    -------

                      PROMUS HOTEL CORPORATION
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                          SEPTEMBER 30, 1997
                             (UNAUDITED)

NOTE 7--NONCONSOLIDATED AFFILIATES (CONTINUED)

Promus' share of combined net income of nonconsolidated affiliates which Promus accounted for using the equity method, are reflected in the accompanying consolidated condensed statements of income as follows (in thousands):


                                                                           THIRD QUARTER ENDED      NINE MONTHS ENDED
                                                                          SEPT. 30,    SEPT. 30,   SEPT. 30,  SEPT. 30,
                                                                            1997         1996        1997       1996
                                                                         -----------  -----------  ---------  ---------

Pre-interest operating income (included in
 revenues-other).................................................          $ 6,145      $ 6,523     $17,490   $17,383
                                                                            ------       ------      ------    ------
                                                                            ------       ------      ------    ------
Interest expense (included in interest expense)..................          $(2,213)     $(2,656)    $(6,722)  $(8,692)
                                                                            ------       ------      ------    ------
                                                                            ------       ------      ------    ------
Property transactions (included in property
 transactions)...................................................          $    26      $    --     $ 7,340   $    --
                                                                            ------       ------      ------    ------
                                                                            ------       ------      ------    ------

    The components of investments in and advances to nonconsolidated affiliates reflected in the accompanying condensed balance sheets were as follows (in thousands):

                                                                         SEPT. 30,    DEC. 31,
                                                                           1997        1996
                                                                         ----------  ----------
At market........................................................        $ 70,015    $111,859
At equity........................................................          69,852      64,217
At cost..........................................................           5,250      10,690
                                                                         ---------   --------
                                                                         $145,117    $186,766
                                                                         ---------   --------
                                                                         ---------   --------

                            PROMUS HOTEL CORPORATION
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                             SEPTEMBER 30, 1997
                                 (UNAUDITED)

NOTE 8--SUMMARIZED FINANCIAL INFORMATION

    Promus Hotels, Inc. (PHI) is a wholly-owned subsidiary of Promus and the primary entity through which the operations of Promus are conducted. PHI is also Promus' principal asset. Summarized financial information for PHI, prepared on the same basis as Promus, is as follows (in thousands):

                                                                       SEPT. 30,    DEC. 31,
                                                                          1997        1996
                                                                       ----------  ----------
ASSETS
Current assets.....................................................     $ 35,836  $ 29,397
Land, buildings, furniture and equipment, net......................      304,346   320,413
Other assets.......................................................      303,848   276,876
                                                                        --------  --------
                                                                         644,030   626,686
                                                                        --------  --------
LIABILITIES
Current liabilities................................................       58,616    50,561
Long-term debt.....................................................      213,237   243,682
Other liabilities..................................................       88,921    81,621
                                                                        --------  --------
                                                                         360,774   375,864
                                                                        --------  --------
Net assets.........................................................     $283,256  $250,822
                                                                        --------  --------
                                                                        --------  --------

                                                                     THIRD QUARTER ENDED     NINE MONTHS ENDED
                                                                     --------------------  ----------------------
                                                                     SEPT. 30,  SEPT. 30,   SEPT. 30    SEPT.30,
                                                                       1997       1996        1997        1996
                                                                     ---------  ---------  ----------  ----------
Revenues...........................................................    $74,101    $72,818   $220,416    $204,339
                                                                       -------    -------    -------     -------
                                                                       -------    -------    -------     -------

Operating income...................................................    $59,743    $38,145   $143,729    $101,751
                                                                       -------    -------    -------     -------
                                                                       -------    -------    -------     -------

Net income.........................................................    $34,449    $19,771   $ 87,297    $ 50,875
                                                                       -------    -------    -------     -------
                                                                       -------    -------    -------     -------

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          ----------------------------------------------------------

                     CONDITION AND RESULTS OF OPERATIONS
                     -----------------------------------

    Promus Hotel Corporation (Promus or the Company) currently owns, operates and franchises four leading hotel brands--Embassy Suites, Hampton Inn, Hampton Inn & Suites and Homewood Suites--and two vacation interval ownership brands-Embassy Vacation Resorts and Hampton Vacation Resorts.

    On September 2, 1997, Promus announced the execution of a definitive merger agreement with Doubletree Corporation (Doubletree), another leading hotel company whose brands include Doubletree Hotels, Doubletree Guest Suites, Club Hotels by Doubletree and Red Lion Hotels & Inns. This transaction, which is expected to be completed by December 31, 1997, will create one of the country's largest lodging companies, and will combine Promus' strength at franchising and building brands with Doubletree's strength in hotel management. As of September 30, 1997, the combined company would have had approximately 1,180 hotels containing approximately 177,000 rooms, and would have had over 40,000 employees throughout the United States as well as in selected locations in Latin America and Asia. This stock-for-stock transaction will be accounted for as a pooling of interests pursuant to Accounting Principles Board Opinion No. 16. Promus shareholders will receive 0.925 of a share of the new company's stock in exchange for each share of Promus stock owned, and Doubletree shareholders will receive one share of the new company's stock in exchange for each share of Doubletree stock owned. The transaction is expected to be tax free. For additional information on the proposed transaction, please refer to the Joint Proxy and Prospectus, as amended, filed with the Securities and Exchange Commission on November 12, 1997.

    Promus' current focus is to develop, grow and support its franchise business for all brands. As of September 30, 1997, the Promus hotel system included 922 hotel properties, 896 of which were franchised. Promus' system hotels are located in almost every state, the District of Columbia, Puerto Rico and six foreign countries. Promus charges each franchisee royalty fees of generally four percent of suite or room rentals. System-wide room revenues generated by company owned hotels and reported by franchisees in third quarter 1997 and 1996 were $649.0 million and $546.6 million, respectively. System-wide revenues for the nine month periods totaled $1.8 billion and $1.5 billion, respectively. In addition, Promus earns a licensing fee for new licenses granted to franchisees when the franchise is approved. Promus also receives franchise fees on net interval sales and on rental revenues related to Promus Vacation Resorts.

    As of September 30, 1997, the Company operated 110 Promus brand hotel properties which include wholly-owned, partially owned through joint ventures and hotels managed for third parties. Promus has followed an asset strategy to own and manage a mix of Promus hotels that can impact profits and enhance its role as franchisor for its brands. Management fee income is based on a percentage of gross revenues, profits, free cash flow or a combination thereof, at the related managed property.

RESULTS OF OPERATIONS

    The principal factors which affect Promus' results are: continued growth in the number of system hotels; occupancy and room rates achieved by hotels; the relative mix of owned, managed and franchised hotels; and Promus' ability to manage costs. The number of rooms/suites at franchised and managed properties and revenue per available room/suite (RevPAR/S) significantly affect Promus' results because franchise royalty and management fees are based upon a percentage of room/suite revenues. Increases in franchise and management fee revenues have a favorable impact on Promus' operating margin due to minimal incremental costs associated with this type of revenue.

    Results of operations for third quarter and nine month periods ended September 30 were as follows (in millions, except percentages and per share data):

                                                              THIRD QUARTER ENDED                NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                      SEPTEMBER 30,
                                                       ---------------------------------  ---------------------------------
                                                         1997       1996      INCREASE      1997       1996      INCREASE
                                                       ---------  ---------  -----------  ---------  ---------  -----------
Revenues............................................     $74.1       $72.8         1.8%   $220.4     $204.3          7.9%
Operating income before property transactions.......      39.8        37.6         5.9%    112.8       97.3         15.9%
Operating income....................................      59.6        38.0        56.8%    143.3      101.3         41.5%
Income before property transactions and gains on
 stock sales (net of tax)...........................      22.4        19.5        14.9%     61.7       48.3         27.7%
Net income..........................................      34.4        19.7        74.6%     87.0       50.6         71.9%
Earnings per share..................................      0.67        0.38        76.3%     1.69       0.98         72.4%
Operating margin before property transactions.......      53.8%       51.7%        2.1pts   51.2%      47.6%         3.6pts
Operating margin....................................      80.4%       52.2%        N/M      65.0%      49.6%         N/M


    Changes in the above revenue comparisons have been impacted by several factors, but Promus' overall revenue growth continues to be driven primarily by higher franchise and management fee income. Contributions to Promus' total revenues for the third quarter and nine month periods were as follows (dollars in millions):


                                            THIRD QUARTER ENDED                 NINE MONTHS ENDED
                                              SEPTEMBER 30,                       SEPTEMBER 30,
                                          --------------------   INCREASE/     --------------------    INCREASE/
                                            1997       1996      (DECREASE)      1997       1996      (DECREASE)
                                          ---------  ---------  -------------  ---------  ---------  -------------
Company owned hotels
  Rooms................................    $28.2     $30.4          (7.2)%      $ 90.6     $ 93.4         (3.0)%
  Food and beverage....................      1.3       1.4          (7.1)%         4.5        4.6         (2.2)%
  Other................................      1.6       1.8         (11.1)%         5.2        5.5         (5.5)%
Franchise and management fees..........     34.9      29.5          18.3 %        96.7       77.0         25.6 %
Other..................................      8.1       9.7         (16.5)%        23.4       23.8         (1.7)%
                                           -----     -----                      ------     ------
                                           $74.1     $72.8           1.8 %      $220.4     $204.3          7.9%
                                           -----     -----                      ------     ------
                                           -----     -----                      ------     ------

    1997 company owned hotel revenues (and expenses) decreased in both third quarter and the nine month period, due in large part to the June 30, 1997 sale of two company owned Embassy Suites hotels in Dallas, Texas and Syracuse, New York. Partially offsetting these decreases were revenues from new company owned Homewood Suites hotels which opened during 1997, as well as system-wide RevPAR/S growth.

    Franchise and management fees for third quarter and the nine month period increased 18% and 26%, respectively, over prior year amounts due primarily to growth in the number of franchised properties in operation. The number of properties which pay franchise royalties (non Company owned) reached 896 properties on September 30, 1997, a 21% increase from a year earlier. Because franchise royalties are based on each hotel's revenues, system-wide RevPAR/S improvements also contributed to the income growth.

    Revenues derived from property management improved due to improved operations at several managed properties, as well as higher incentive management fees associated with changes in hotel ownership. The conversion, subsequent to September 30, 1996, of the final four Crown Sterling Suites hotel properties to the Embassy Suites brand represents approximately 30% of the increase in number of rooms under management contracts, but had an insignificant impact on Promus' management fee income, as Promus managed most of these properties prior to their conversions.

    In June 1997, a portfolio of 19 Hampton Inn properties in which the Company owned a minority interest was sold, and as part of this transaction, Promus will no longer manage these properties (Promus will continue to earn franchise fees from these properties). Third quarter 1996 included approximately $0.6 million in management fees related to these properties.

    As noted above, nearly all components of Promus' revenues were favorably impacted by system-wide increases in RevPAR/S. On a comparable hotel basis (which excludes those hotels that had room additions or were not open for the entire reporting period in both years), RevPAR/S increased at all brands for both third quarter and the nine month period, as follows:

    Revenue per Available Room/Suite (comparable hotels)

                                                                 THIRD QUARTER ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                      SEPTEMBER 30,
                                                                   1997       1996      INCREASE      1997       1996     INCREASE
                                                                 ---------  ---------  -----------  ---------  --------  ---------
Embassy Suites.................................................   $87.10     $83.08       4.8%       $87.19     $82.19      6.1%
Hampton Inn....................................................    51.24      49.56       3.4%        47.96      45.77      4.8%
Hampton Inn & Suites...........................................    63.37      55.45      14.3%        51.75      47.53      8.9%
Homewood Suites................................................    78.60      73.37       7.1%        74.74      70.05      6.7%

    The above RevPAR/S comparisons are negatively impacted by the inclusion in 1996 results of travel related to the summer olympic games in Atlanta. Excluding the impact of Promus' Georgia properties, third quarter RevPAR/S increases ranged from 4.4% (Hampton Inn) to 12.1% (Hampton Inn & Suites). Year to date RevPAR/S increases, excluding Georgia, ranged from 5.5% (Hampton Inn) to 8.9% (Hampton Inn & Suites).

    Though Promus' operating income and operating margin (before property transactions) increased in part due to the revenue growth discussed above, they have also been positively impacted by the changing mix of Promus' business. Due to the size and strength of Promus' infrastructure and systems, openings of additional franchised or managed properties require few incremental costs, and the growth which occurred in the Promus system over the past year served to improve overall operating margins. Due to the continuing growth of Promus' franchise and management businesses and the sale of two owned and operated hotels in June 1997, total operating expenses actually decreased 3% in third quarter 1997 from the comparable 1996 period, resulting in higher operating income and operating margin for both third quarter 1997 and the nine month period. This trend of margin improvement has continued over the past several years, as Promus' franchising and management businesses have grown.

    Also affecting the comparison of operating results is the inclusion in third quarter 1996 of approximately $3.4 million of nonrecurring operating income from a transaction related to the restructuring of a joint venture Embassy Suites hotel.

    Other items affecting net income for third quarter and the nine month period were as follows:

Income (expense)
(in millions, except percentages):

                                                             THIRD QUARTER ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,    INCREASE/      SEPTEMBER 30,      INCREASE/
                                                                1997     1996     (DECREASE)    1997      1996      (DECREASE)
                                                              --------- -------  -----------  --------  --------   ----------
Property transactions.......................................  $  19.8   $  0.4      N/M        $ 30.5    $  3.9        N/M
Interest expense, net
  of interest capitalized...................................     (5.7)    (7.0)    (18.6)%      (18.6)    (22.4)     (17.0)%
Dividend income.............................................      1.0      1.5     (33.3)%        3.9       4.0       (2.5)%
Interest and other income...................................      1.8      0.9      100.0%       15.0       3.0        N/M
Effective tax rate..........................................     39.4%    41.1%     (1.7)pts     39.4%     41.1%      (1.7)pts

    Property transactions in third quarter 1997 include a pre-tax gain of $15.3 million on the sale of two owned and operated Embassy Suites hotels to Strategic Hotel Capital, Inc. (SHC). Under the terms of a recent alliance with SHC (see Hotel Brand Development), Promus will serve as manager of these properties and will earn management and franchise fees prospectively. SHC also purchased, in third quarter 1997, two Embassy Suites hotels from a joint venture in which Promus owned a 10% interest and Promus' share of that gain, which is also reflected in property transactions, was approximately
$4.3 million (pre-tax). For the nine month period, property transactions also include a second quarter pre-tax gain of $11.9 million on the sale of two company owned Embassy Suites hotels and a first quarter pre-tax gain of $8.1 million on the sale of joint venture interests in two Embassy Suites hotels, partially offset by a second quarter pre-tax charge of $9.1 million related to the liquidation of a partnership (mentioned above) in which the Company owned a 20% interest. This charge resulted from Promus' requirement to restore their negative capital account balance back to zero upon the sale of the 19 hotels and liquidation of the partnership. Cash distributions and tax benefits received by Promus over the course of the partnership agreement, however, more than offset this current charge, resulting in an overall cumulative net gain on this investment. 1996 property transactions included a $4.2 million pre-tax gain in the second quarter, related to the sale of a Homewood Suites hotel and a Hampton Inn hotel to a real estate investment trust (REIT) in accordance with a strategic development agreement (see Hotel Brand Development).

    Interest expense decreased year over year as a result of the combined effects of lower debt balances, lower interest expense attributable to the Company's nonconsolidated subsidiaries, and higher capitalized interest. The average daily balance outstanding on the Company's revolving credit facility has decreased approximately 8% for the 1997 nine month period as compared to the prior year. The decrease in Promus' share of nonconsolidated subsidiaries' interest expense has resulted from 1996 joint venture restructurings and refinancings and from the first quarter sale of the Company's joint venture interests in two Embassy Suites hotels (discussed above). Capitalized interest increased due to increasing construction of company owned hotels (either to be held by Promus or sold to strategic partners).

    Dividend income relates to Promus' investments in the common stock of three REITs in connection with hotel development agreements, and decreased in third quarter 1997 from the comparable 1996 period due to the sale of REIT stocks earlier in the year. 1997 interest and other income includes a second quarter pre-tax gain of $9.1 million and a first quarter pre-tax gain of $2.1 million on sales of portions of Promus' investment in one of these REITs. The proceeds from these sales will be used to promote further growth of the Embassy Suites brand, including development of hotels pursuant to recent strategic alliance agreements (see Hotel Brand Development).

    The Company's overall effective tax rate for both periods is higher than the federal statutory rate primarily due to state income taxes, but has decreased from the prior year due to effective management of the Company's tax liabilities.

    As of September 30, 1997, Promus has incurred approximately $1.7 million in costs related to the proposed Doubletree merger, and expects to incur additional costs during fourth quarter 1997. In addition, the merger agreement with Doubletree includes penalties which either company must pay, under certain conditions, should they withdraw from the merger discussions. These penalties include a $45 million termination fee. Additionally, each company has granted the other an option to purchase up to 19.9% of its stock, should it end merger discussions.

    Earnings before interest, taxes, depreciation and amortization plus cash distributions from nonconsolidated affiliates less earnings from operations of nonconsolidated affiliates (EBITDA) is a supplemental financial measurement used by management as well as by industry analysts to evaluate operations. It should not be construed as an alternative to operating income (as an indicator of operating performance) or to cash flows from operating activities (as a measure of liquidity) as determined in accordance with generally accepted accounting principles, as these funds may not be available for management's discretionary use. Further, EBITDA may not be comparable to similarly titled measures reported by other companies. A comparison of EBITDA and the related margins are included in the following table. The table also includes EBITDA and related margins, excluding the effect of unusual items in both years. These unusual items include property transactions in all periods, 1997 gains from the sale of REIT stocks, and 1996 income related to the restructuring of a joint venture.

                                                              THIRD QUARTER ENDED               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                    SEPTEMBER 30,
(dollars in millions)                                           1997       1996     INCREASE     1997       1996     INCREASE
                                                              ---------  ---------  ---------  ---------  ---------  --------
EBITDA......................................................    $65.2     $42.6      53.1%      $171.5     $118.8      44.4%
EBITDA margin...............................................     88.0%     58.6%     29.4pts      77.8%      58.1%     19.7pts
EBITDA to interest paid.....................................     15.4x      9.8x     57.1%        13.7x       8.7x     57.5%

EBITDA before unusual items.................................    $45.5     $38.8      17.3%      $129.8     $111.4      16.5%
EBITDA margin (before unusual items)........................     61.3%     55.1%      6.2pts      58.9%      55.2%      3.7pts
EBITDA to interest paid (before unusual items)..............     10.7x      8.9x     20.2%        10.4x       8.1x     28.4%

HOTEL BRAND DEVELOPMENT

  Overall

    Promus brands continue to be industry leaders in hotel development. During the first nine months of 1997, the Company added 11,537 net rooms to its hotel system, increasing its system size by almost 11% since December 31, 1996. This compares to 13,188 net rooms added in the prior year nine month period (includes 3,013 rooms attributable to the Crown Sterling conversions). Leading this increase was the Hampton Inn brand, unquestionably one of the most successful hotel brands in recent history. Hampton Inn added 8,474, or 73%, of the 1997 net room additions. Though Promus will continue growing the Hampton Inn brand as demand from franchisees and guests remains strong, the Company has seen a slight decline in Hampton Inn approvals, in part because of the significant supply growth over the past several years in Hampton Inn's market segment. However, Promus has also entered into several agreements that will help to significantly grow its Embassy Suites brand over the coming years. Promus' current development activity also contains an increasing number of projects within the Homewood Suites and Hampton Inn & Suites brands, its newer, and therefore less mature, products.

    Promus' hotel development pipeline as of September 30, 1997 contained 337 properties that were either in the design or construction phase, compared with 332 properties as of September 30, 1996. At September 30, 1997, 143 of these properties were under construction. When completed, these 143 properties will add over 15,000 rooms or suites to the Promus hotel system. The remaining 194 hotels in the pipeline were approved and in the design phase at September 30, 1997, although construction had not yet begun.

  Embassy Suites Brand Development

    As part of the September 1997 hotel sales discussed above, Promus and SHC entered into a strategic development agreement, under which SHC has committed to invest up to $200 million in the development of at least ten Embassy Suites hotel properties. Under the agreement, Promus will fund the construction of the hotels and, upon completion, SHC will purchase the hotel properties. Promus will retain management and franchise agreements with twenty year terms. Promus is not expected to make significant investments in these projects until 1998, and the first such property is not expected to open until 1999.

    Promus has also entered into several development agreements with FelCor Suite Hotels, Inc. and FelCor Suites Limited Partnership (FelCor). Recently, Promus announced the formation of a strategic alliance under which FelCor has committed to invest up to $100 million in Embassy Suites developments. Promus will construct at least five Embassy properties and, upon completion, will sell a 90% interest in each property to FelCor. These hotels will operate under Promus management contracts and franchise contracts with fifteen and twenty year terms, respectively. As with the SHC developments, Promus' significant investment in these projects and the first property's opening are not expected to occur until 1998 and 1999, respectively.

    During 1995 Promus entered into development agreements with FelCor in which Promus invested $75 million in FelCor limited partnership interests and common stock and has guaranteed repayment of up to $25 million of a third party loan advanced to FelCor. Subject to some restrictions, the limited partnership interests are convertible to common stock, which may be sold on the open market. During the first six months of 1997, Promus sold approximately 51% of its FelCor investment for approximately $50.1 million, resulting in pre-tax gains of $11.3 million. The proceeds from these sales will be used to promote further growth of the Embassy Suites brand, including the development of new Embassy Suites properties pursuant to the FelCor alliance discussed above. Based on the market value of its remaining FelCor common stock as of September 30, 1997, Promus recorded an unrealized gain on marketable equity securities of approximately $22.1 million (pre-tax). As with the other REIT investments, this amount will fluctuate based on the market value of FelCor stock, but no earnings impact will be realized until the stock is actually sold.

    As of September 30, 1997, FelCor owned or had an interest in 52 Embassy Suites hotels, which represents 5.6% and 10.7% of all Promus brand hotels and hotel rooms/suites, respectively. Promus owns a 50 percent interest in 12 of the 52 hotels. Those 52 hotels contributed approximately 16.5% of total system revenues and 17.3% of the Company's franchise and management fee revenue for the nine months ended September 30, 1997.

    Promus has also entered into an agreement with Remington Hotel Corporation and Nomura Asset Capital Corporation to develop ten Embassy Suites hotels that will incorporate a new, smaller 150-suite prototype design. This innovative new design will allow Embassy Suites properties to be built in somewhat smaller markets at a proportionately lower cost of construction. Promus will provide a portion of the total project capital through a form of mezzanine financing. Investments pursuant to this agreement are expected to total approximately $2 million for the year. As of September 30, 1997, there were three such projects under construction and another five approved and in the development pipeline. The first of these smaller Embassy Suites hotels is expected to open in December, 1997.

    Homewood Suites and Hampton Inn & Suites Brand Development

    As noted above, Promus' short term development plans also include significant development within these two hotel brands. During the first nine months of this year, the Company opened 12 Hampton Inn & Suites hotels and 13 Homewood Suites hotels, representing 21% of new rooms added during that period. These brands comprise over 32% of the rooms under construction at September 30, 1997, and over 25% of those rooms in the design phase. At September 30, 1997 there were 24 Homewood Suites properties under construction, with an additional 20 properties in the design phase. There were 20 and 26 Hampton Inn & Suites properties under construction and in design, respectively. The Company plans to follow its overall strategy of growing these brands through franchise and management contracts, but recognizes the challenges faced by some prospective owners in obtaining conventional financing for such projects. As a result, Promus has initiated several programs designed to grow the Promus hotel system by providing alternative capital sources to such owners.

    In May 1997 the Company announced the formation of Promus Acceptance Corp. (ProMAC). ProMAC will provide first mortgage financing to Promus franchisees for newly constructed Hampton Inn, Hampton Inn & Suites and Homewood Suites hotels by issuing up to $120 million in commercial paper that will be backed by a liquidity facility from participating financial institutions. The terms generally provide for favorably-priced floating and fixed rate loans ranging from $3.5 million to $8.0 million with six-year terms and 20-year amortization schedules. In June 1997, Promus loaned
$2.0 million to ProMAC in the form of a start-up loan. This loan, which bears interest at prime, matures in April 2005. As of September 30, 1997, applications for approximately $49.0 million in financing had been received by ProMAC, with loans totaling $5.3 million and $2.2 million closed and funded, respectively.

    Under its mezzanine financing program, Promus provides conservatively underwritten secondary financing to franchisees. A minimum of 20 percent equity is required by the borrower, and the investment must meet certain defined underwriting criteria. The terms of the first mortgage and the mezzanine financing must be acceptable to Promus and the first mortgage lender, with whom Promus will enter into an inter-creditor agreement. During the first nine months of 1997, Promus provided $6.0 million in mezzanine loans, and anticipates providing up to $2.0 million in additional loans throughout the rest of the year. Additionally, $5.2 million was repaid during the year. Outstanding loans bear interest at rates ranging from 10.0% to 10.5%.

    During 1996, Promus entered into strategic development alliances with Equity Inns, Inc. (Equity) and Winston Hotels, Inc. (Winston), two REITs, whereby Promus agreed to invest up to $15.0 million in the common stock of both REITs as they purchase existing or to be constructed Promus hotels from the Company. As of September 30, 1997, Promus had invested $7.1 million and $1.5 million in the Equity and Winston REITs, respectively, and Equity and Winston had purchased four hotels and one hotel, respectively. Based on the market value of these investments at September 30, 1997, Promus recorded an unrealized gain on marketable securities of approximately $2.8 million (before tax). This amount will fluctuate based on the market value of Equity and Winston stock, but no earnings impact will be realized until the stock is actually sold. Subsequent to September 30, 1997, Promus sold 22% of its Equity stock for $2.1 million, recognizing a pre-tax gain of approximately $0.6 million on the transaction. The Company's current development plans call for construction of approximately six to eight Homewood Suites and/or Hampton Inn & Suites properties per year at an average cost of $7-10 million per property. Under the terms of these alliances, Promus may offer additional Homewood Suites or Hampton Inn & Suites properties for sale to Equity and Winston at Promus' cost of development. Promus will receive 20-year license agreements and 10-year management contracts for all hotels developed or purchased pursuant to these alliances.

    Subsequent to September 30, 1997, Promus purchased two Homewood Suites hotels, in Salt Lake City, Utah and Plano, Texas, for approximately
$15.5 million. These properties, which together contain 197 suites, will be operated as company owned hotels.

    Promus Vacation Resorts Development

    Promus Vacation Resorts (PVR) are the Company's newest avenue in which to expand upon the reputation of the Promus brands, as well as the Company's expertise in the lodging and hospitality industries. The Company has currently licensed two PVR products: Embassy Vacation Resorts and Hampton Vacation Resorts. Development of PVR properties will consist of the construction or acquisition of resort-quality accommodations in destination cities throughout the United States. These accommodations consist of full-featured one, two and three bedroom units, which are sold in one week intervals as an alternative to renting. Each unit contains fifty-one sellable weekly intervals, with one week reserved for annual maintenance. By purchasing an interval, owners are entitled to a one week stay during each year. Owners have several options with an interval purchase, including splitting their week, spending their week at other timeshare resorts (by trading with other owners using an outside agency), or renting (as a hotel suite) the unit during their interval in any year. Units containing unsold intervals are also rented on a daily basis. Promus receives a one-time franchise licensing fee upon the sale of an interval; the Company then receives ongoing franchise royalty fees from interval owners, as well as royalty fees for hotel revenues earned from any interval rentals. For properties which Promus manages, the Company will also earn a management fee from the operation of the facility. To facilitate growth and development of PVR properties, Promus has entered into two alliances as outlined below. Promus entered into a five-year joint venture development agreement with Vistana, Inc. (Vistana) to acquire, develop, manage and market vacation ownership resorts in North America under Promus brand names. Vistana will serve as managing partner and project developer and will market the timeshare units. Promus will serve as franchisor and manager of these joint venture properties and will own a 50 percent interest in certain projects developed pursuant to this agreement. In addition to the proposed joint venture developments, Vistana has licensed three other PVR properties. The latest of these, announced in October 1997, calls for the development by Vistana of a 150-unit Embassy Vacation Resort in Scottsdale, Arizona which will be managed by Promus. In May 1997, Vistana opened the first Hampton Vacation Resort in Kissimmee, Florida. This resort is managed by Vistana. An Embassy Vacation Resort in Myrtle Beach, South Carolina, which will be managed by Promus, is currently under construction.

    In 1994, Promus licensed the first Embassy Vacation Resort to a predecessor of Signature Resorts (Signature), and has licensed three additional resorts to Signature since that time. The latest agreement with Signature, announced in October, calls for the conversion, by Signature, of the Embassy Suites hotel in Maui, Hawaii, to an Embassy Vacation Resort. This resort features over 400 units, 157 of which will be initially converted to interval ownership units. Plans for additional Embassy Vacation Resort properties to be developed or acquired by Signature and licensed by the Company are being discussed. Promus plans to grow its vacation resort business through its alliances with Vistana and Signature.

    To date, Promus has licensed six Embassy Vacation Resort properties and one Hampton Vacation Resort property. Four of these seven properties are or will be managed by Promus. Two of these resorts were converted to PVR brands and the other five are being built in phases. Upon completion of construction, these seven properties will contain over 2,100 units, representing almost 97,000 available timeshare intervals. As of September 30, 1997, four of the resorts, containing 565 completed units and almost 29,000 available intervals, were in operation. An additional resort in Myrtle Beach, South Carolina is nearing completion and has begun preselling timeshare intervals. As of September 30, 1997, approximately 9,000 intervals had been sold, including sales for the completed projects and presold units for the project nearing completion. PVR resorts in Myrtle Beach, South Carolina; Maui, Hawaii; and Scottsdale, Arizona remain under construction or in design.

    Promus Vacation Resorts has also entered into an agreement to manage a nonbranded resort property in Miami, Florida, which is currently being converted to timeshare units. Promus began managing this property in September, 1997.

CAPITAL SPENDING

    Investment in Franchise System

    Promus' net investment in its franchise system infrastructure at September 30, 1997 remains consistent with the December 31, 1996 net investment. The Company plans to spend approximately $3 million through the remainder of the year on franchise system expansion, enhancements, and the introduction and roll-out of Promus' new Microsoft Windows based hotel management system (System 21-TM-). The roll-out of System 21-TM- began in first quarter 1997 and is expected to be complete by the end of 1998.

    Other

    In order to maintain Promus' quality standards, ongoing refurbishment of existing company owned hotel properties will continue in 1997 at an estimated annual cost of approximately $13 million. For the first nine months of 1997, $8.6 million in such costs were incurred.

    In April 1997, Promus' board of directors authorized the Company to repurchase, in open market, negotiated or block transactions, up to $150.0 million of its common stock for general corporate purposes and future strategic investments. Through September 30, 1997, Promus had repurchased 1,573,800 shares of its common stock at a cost of approximately $60.0 million. Repurchases of these shares are being funded through operating cash flows and the Promus Facility (see Liquidity and Capital Resources). Though the Company does not expect to purchase additional shares in the near term due to the pending merger with Doubletree, it may continue to purchase additional shares as market and business conditions warrant.

    Cash necessary to finance projects currently under development, as well as additional projects to be developed by Promus, will be made available from operating cash flows, the Promus Facility (see Liquidity and Capital Resources), joint venture partners, specific project financing, sales of existing hotel assets and investments and, if necessary, Promus debt and equity offerings. Promus' capital expenditures totaled $122 million for the nine months ended September 30, 1997. The Company expects to spend approximately $150 million during 1997 to fund hotel and resort development, refurbish existing facilities, support its hotel management and business systems, make advances under mezzanine loan agreements, repurchase company stock, purchase REIT common stocks and pursue other corporate related projects. However, some of these expenditures could be offset by the receipt of proceeds from the sale of REIT investments or the sale of completed hotels to FelCor, SHC, Equity, Winston and others.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash flows for the nine month periods ended September 30 were as follows:



                                                                                        Nine Months Ended     Percentage
                                                                                       Sept. 30, Sept. 30,     Increase/
(in millions)                                                                            1997       1996      (Decrease)
-------------------------------------------------------------------------------------  ---------  ---------  -------------
Cash flows provided by (used in):
  Operating activities...............................................................    $ 66.5     $ 56.6        17.5%
  Investing activities...............................................................      21.5      (72.7)        N/M
  Financing activities...............................................................     (87.8)      19.0         N/M

Operating cash flow has increased from the prior year due to higher earnings, partially offset by a decrease due to lower cash distributions from nonconsolidated affiliates. Cash flows from investing activities represent a net source of cash in 1997 and include proceeds from the sale of company owned hotels and stock and joint venture investments, as compared to a net use of cash in 1996, which included the purchase of stock related to the FelCor agreements (see Hotel Brand Development). The change in cash flows from financing activities relates to activity under the Promus Facility and the repurchase of the Company's common stock (see Capital Spending).

    On September 30, 1997, the Company had a working capital deficit of $33.8 million, compared to a $27.8 million deficit that existed at December 31, 1996. This increase in the deficit is the result of several factors, including the timing of income tax payments and the accrual of a $9.1 million capital contribution true-up related to the sale by a joint venture of 19 Hampton Inn properties and the liquidation of that partnership (see Results of Operations), partially offset by seasonally higher accounts receivable. Due to the nature of the Company's cash management program, whereby all excess cash is normally used to pay down amounts outstanding under the Promus Facility, the Company typically reports a working capital deficit. For this reason, Promus does not believe that the current ratio is an appropriate measure of its short-term liquidity without considering the aggregate availability of its various capital resources.
Promus believes that these resources, consisting of strong operating cash flow, available borrowings under the Promus Facility, and Promus' ability to obtain additional financing through various financial markets, are sufficient to meet its liquidity needs.

     The Company has a revolving credit arrangement (the Promus Facility) which consists of two agreements, the significant terms of which are as follows:

                             Total             Maturity               Interest                 Facility
                            Facility             Date                   Rate                     Fees
                         --------------  --------------------  -----------------------  -----------------------
                                                               Base Rate, as defined,
Five-Year                                                      or LIBOR +22.5 basis     0.10% of the total
  Revolver                $  300,000,000  November 1, 2001     points                   facility

                                                               Base Rate, as defined,
Extendible                                                     or LIBOR +24.5 basis     0.08% of the total
  Revolver                $   50,000,000      June 4, 1998     points                   facility


    The Extendible Revolver is a 364-day facility with annual renewals and may be converted into a two-year term loan with equal amortizing payments over such two-year period. Facility fees and interest on Base Rate loans are paid quarterly. The agreements contain a tiered scale for facility fees and the applicable LIBOR spread (current rates for both reflected above) that is based on the more favorable of Promus' current credit rating (BBB+ per Standard & Poor's) or the leverage ratio, as defined. They also contain provisions that restrict certain investments, limit the Company's ability to incur additional indebtedness and pay dividends, and require that certain performance ratios be maintained. As of September 30, 1997, Promus was in compliance with all such covenants.

    The Five-Year Revolver includes a sublimit for letters of credit of $20.0 million. At September 30, 1997, approximately $14.3 million in letters of credit were outstanding under this agreement (related primarily to the Company's self-insurance reserves). There was $122.8 million of availability under the Promus Facility as of September 30, 1997. The remaining borrowing capacity available under the Promus Facility is available for working capital, hotel development and other general corporate purposes. Both the Extendible Revolver and the Five-Year Revolver are unsecured.

    As of September 30, 1997, Promus was a party to several interest rate swap agreements that bear a total notional amount of $100.0 million. The effect of the swap agreements was to convert a portion of the Company's variable rate debt under the Promus Facility to a fixed rate of interest. The weighted average effective fixed rate pursuant to the agreements, which expire between December 1998 and March 2000, was approximately 7.2% at September 30, 1997.

    Subsequent to September 30, 1997, Promus obtained a $20 million five year convertible rate term loan, the proceeds from which were used to retire a portion of the Promus Facility. This loan bears interest for two years at the three month LIBOR rate minus 15 basis points; at the beginning of the third year, the rate changes to a fixed rate of 6.71%. The bank may elect to convert this fixed rate to the three month LIBOR rate plus 32.5 basis points, under a conversion option that is exercisable annually beginning on October 28, 1999.

    The Company has filed a shelf registration for up to $300 million in debt securities with the SEC. The securities issuable under the registration statement may be offered from time to time in one or more series, in amounts, at prices and on terms to be determined at the time of the offerings.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued several Statements of Financial Accounting Standards (SFAS) in recent months. SFAS No. 128, "Earnings Per Share," provides changes in the way earnings per share is currently computed, and is effective for interim and annual periods ending after December 15, 1997. Earnings per share, as currently computed and reported, and as if computed under the new pronouncement, were as follows:

                                                                                  Third Quarter Ended    Nine Months Ended
                                                                                     September 30,         September 30,
                                                                                  --------------------  --------------------
                                                                                    1997       1996       1997       1996
                                                                                  ---------  ---------  ---------  ---------
Earnings per share:
  As reported...................................................................      $0.67      $0.38      $1.69      $0.98
  SFAS 128 (basic)..............................................................       0.68       0.38       1.71       0.99
  SFAS 128 (diluted)............................................................       0.67       0.38       1.69       0.98

    SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components within the financial statements. This statement will affect the presentation, but not the content, of Promus' financial statements, by requiring disclosure of comprehensive income, which may include items that are not currently reflected in earnings. SFAS No. 130 is effective for annual periods beginning after December 15, 1997, but summary disclosure will be required in Promus' first quarter 1998 Form 10-Q. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," will require additional financial and descriptive disclosure regarding Promus' operating segments, and is effective for annual periods beginning after December 15, 1997.

FORWARD LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this Form 10-Q and other materials filed or to be filed by the Company with the SEC (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements based on management's beliefs and assumptions, which are based on information currently available to management. Forward-looking statements include information relating to, and may be impacted by changes in, the following activities, among others: (A) operations of existing hotel properties, including the effects of competition, customer demand and general economic conditions, which can impact future performance; (B) consummation of the merger agreement with Doubletree Corporation and various facets of that transaction; (C) changes in the size of Promus' hotel system, including anticipated scope and opening dates of new developments and planned future capital spending; (D) relationships with third parties, including franchisees, lenders and others; and (E) litigation or other judicial actions. These activities involve important factors, some of which are beyond Promus' ability to control and predict, that could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

HOTELS AND ROOMS/SUITES STATISTICS

                                                  NUMBER OF HOTELS                        NUMBER OF ROOMS/SUITES
                                            --------------------------      PERCENT                                   PERCENT
                                              SEPT. 30,      SEPT. 30,       INC/          SEPT. 30,    SEPT. 30,      INC/
                                                1997           1996          (DEC)           1997         1996         (DEC)
                                            -----------    -----------    -----------     -----------  -----------  -----------
Embassy Suites
  Company owned...........................            5              9          (44.4)%         1,023        2,025        (49.5)%
  Joint venture...........................           19             23          (17.4)%         4,946        5,895        (16.1)%
  Management contract.....................           52             41           26.8 %        12,766        9,914         28.8 %
  Franchisee operated.....................           61             56            8.9 %        14,451       12,968         11.4 %
                                                    ---            ---                    -----------  -----------
                                                    137            129            6.2 %        33,186       30,802          7.7 %
                                                    ---            ---                    -----------  -----------
                                                    ---            ---                    -----------  -----------
Hampton Inn
  Company owned...........................           12             13           (7.7)%         1,654        1,790         (7.6)%
  Joint venture...........................           --             19         (100.0)%            --        2,376       (100.0)%
  Management contract.....................            7              5           40.0 %           929          589         57.7 %
  Franchisee operated.....................          688            557           23.5 %        73,429       60,430         21.5 %
                                                    ---            ---                    -----------  -----------
                                                    707            594           19.0 %        76,012       65,185         16.6 %
                                                    ---            ---                    -----------  -----------
                                                    ---            ---                    -----------  -----------
Hampton Inn & Suites
  Management contract.....................            2              1          100.0 %           287          127        126.0 %
  Franchisee operated.....................           26             12          116.7 %         2,802        1,390        101.6 %
                                                    ---            ---                    -----------  -----------
                                                     28             13          115.4 %         3,089        1,517        103.6 %
                                                    ---            ---                    -----------  -----------
                                                    ---            ---                    -----------  -----------
Homewood Suites
  Company owned...........................            9              8           12.5 %         1,005          924          8.8 %
  Management contract.....................            4              3           33.3 %           471          347         35.7 %
  Franchisee operated.....................           37             25           48.0 %         3,704        2,530         46.4 %
                                                    ---            ---                    -----------  -----------
                                                     50             36           38.9 %         5,180        3,801         36.3 %
                                                    ---            ---                    -----------  -----------
                                                    ---            ---                    -----------  -----------
Total System
  Company owned...........................           26             30          (13.3)%         3,682        4,739        (22.3)%
  Joint venture...........................           19             42          (54.8)%         4,946        8,271        (40.2)%
  Management contract.....................           65             50           30.0 %        14,453       10,977         31.7 %
  Franchisee operated.....................          812            650           24.9 %        94,386       77,318         22.1 %
                                                    ---            ---                    -----------  -----------
                                                    922            772           19.4 %       117,467      101,305         16.0 %
                                                    ---            ---                    -----------  -----------
                                                    ---            ---                    -----------  -----------

VACATION RESORT STATISTICS

                                               NUMBER OF RESORTS                       NUMBER OF UNITS
                                            ------------------------    PERCENT    ------------------------    PERCENT
                                             SEPT. 30,    SEPT. 30,      INC/       SEPT. 30,    SEPT. 30,      INC/
                                               1997         1996         (DEC)        1997         1996         (DEC)
                                            -----------  -----------  -----------  -----------  -----------  -----------
Embassy Vacation Resorts
  Management contract.....................           3            2         50.0%         188          102         84.3%
  Franchisee operated.....................           1            1           --          219          207          5.8%
                                            -----------  -----------                    -----        -----
                                                     4            3         33.3%         407          309         31.7%
                                            -----------  -----------                    -----        -----
                                            -----------  -----------                    -----        -----
Hampton Vacation Resorts
  Franchisee operated.....................           1           --          N/M          158           --          N/M
                                            -----------  -----------                    -----        -----
                                                     1           --          N/M          158           --          N/M
                                            -----------  -----------                    -----        -----
                                            -----------  -----------                    -----        -----
Non-branded resorts
  Management contract.....................           1           --          N/M           40           --          N/M
                                            -----------  -----------                    -----        -----
                                                     1           --          N/M           40           --          N/M
                                            -----------  -----------                    -----        -----
                                            -----------  -----------                    -----        -----
Total Vacation Resorts
  Management contract.....................           4            2        100.0%         228          102        123.5%
  Franchisee operated.....................           2            1        100.0%         377          207         82.1%
                                            -----------  -----------                    -----        -----
                                                     6            3        100.0%         605          309         95.8%
                                            -----------  -----------                    -----        -----
                                            -----------  -----------                    -----        -----


                                              NUMBER OF AVAILABLE                    NUMBER OF TIMESHARE
                                              TIMESHARE INTERVALS                       INTERVALS SOLD
                                            ------------------------    PERCENT    ------------------------    PERCENT
                                             SEPT. 30,    SEPT. 30,      INC/       SEPT. 30,    SEPT. 30,      INC/
                                               1997         1996         (DEC)        1997         1996         (DEC)
                                            -----------  -----------  -----------  -----------  -----------  -----------
TOTAL VACATION RESORTS....................      30,855       15,759         95.8%       8,992        3,545          N/M
                                            -----------  ----------                     -----       ------
                                            -----------  ----------                     -----       ------

PERFORMANCE STATISTICS


                                              THIRD QUARTER ENDED                    NINE MONTHS ENDED
                                            ------------------------             ------------------------
                                             SEPT. 30,    SEPT. 30,     INC/      SEPT. 30,    SEPT. 30,    INC/
                                               1997         1996        (DEC)       1997         1996       (DEC)
                                            -----------  -----------  ---------  -----------  -----------  -------
COMPARABLE SYSTEM HOTELS*
Embassy Suites
  Occupancy...............................        76.9%        77.0%   (0.1)pts        76.8%        76.3%    0.5 pts
  ADR.....................................   $  113.31    $  107.90     5.0%       $  113.52    $  107.66    5.4%
  RevPAS..................................   $   87.10    $   83.08     4.8%       $   87.19    $   82.19    6.1%
Hampton Inn
  Occupancy...............................        77.8%        78.6%   (0.8)pts         74.6%        75.1%  (0.5) pts
  ADR.....................................   $   65.83    $   63.02     4.5%       $   64.27    $   60.94    5.5%
  RevPAR..................................   $   51.24    $   49.56     3.4%       $   47.96    $   45.77    4.8%
Hampton Inn & Suites
  Occupancy...............................        79.3%        72.7%    6.6 pts         72.5%        68.9%   3.6 pts
  ADR.....................................   $   79.95    $   76.33     4.7%       $   71.42    $   69.00    3.5%
  RevPAS..................................   $   63.37    $   55.45    14.3%       $   51.75    $   47.53    8.9%
Homewood Suites
  Occupancy...............................        82.4%        79.2%    3.2 pts         81.1%        78.3%   2.8 pts
  ADR.....................................   $   95.43    $   92.68     3.0%       $   92.17    $   89.44    3.1%
  RevPAS..................................   $   78.60    $   73.37     7.1%       $   74.74    $   70.05    6.7%

TOTAL SYSTEM HOTELS
Embassy Suites
  Occupancy...............................        76.1%        76.9%   (0.8)pts         75.2%        75.5%  (0.3)pts
  ADR.....................................   $  112.53    $  107.81     4.4%       $  113.84    $  107.57    5.8%
  RevPAS..................................   $   85.63    $   82.87     3.3%       $   85.65    $   81.20    5.5%
Hampton Inn
  Occupancy...............................        76.2%        78.1%   (1.9)pts         72.9%        74.4%  (1.5)pts
  ADR.....................................   $   66.45    $   63.04     5.4%       $   64.61    $   61.02    5.9%
  RevPAR..................................   $   50.65    $   49.22     2.9%       $   47.09    $   45.38    3.8%
Hampton Inn & Suites
  Occupancy...............................        73.4%        70.5%    2.9 pts         70.7%        67.1%   3.6 pts
  ADR.....................................   $   80.22    $   76.36     5.1%       $   79.73    $   72.60    9.8%
  RevPAS..................................   $   58.89    $   53.82     9.4%       $   56.37    $   48.69   15.8%
Homewood Suites
  Occupancy...............................        74.7%        77.8%   (3.1)pts         74.9%        75.7%  (0.8)pts
  ADR.....................................   $   93.20    $   92.67     0.6%       $   92.99    $   90.25    3.0%
  RevPAS..................................   $   69.63    $   72.08    (3.4)%      $   69.65    $   68.31    2.0%

TOTAL SYSTEM REVENUES (in thousands)
Hampton Inn...............................   $ 348,251    $ 289,169    20.4%       $ 923,185    $ 755,858   22.1%
Embassy Suites............................     254,364      227,659    11.7%         761,066      639,030   19.1%
Homewood Suites...........................      31,026       23,569    31.6%          83,124       62,994   32.0%
Hampton Inn & Suites......................      15,340        6,175     N/M           38,190       12,068    N/M
                                            -----------  -----------              ----------  -----------
                                             $ 648,981    $ 546,572    18.7%      $1,805,565   $1,469,950   22.8%
                                            -----------  -----------              ----------  -----------
                                            -----------  -----------              ----------  -----------

* Excludes those hotels that had room additions or were not open for the entire reporting period in both years.

                                              REGIONAL HOTEL STATISTICS


                                                                AS OF SEPTEMBER 30, 1997     NINE MONTHS ENDED SEPTEMBER 30, 1997**
                                                                ------------------------     --------------------------------------
                                                                NUMBER OF      NUMBER OF     OCCUPANCY     AVERAGE DAILY   REVPAR/S
                                                                 HOTELS      ROOMS/SUITES    PERCENTAGE        RATE
                                                                ---------    ------------    ----------    -------------   --------
NEW ENGLAND
-----------
Embassy Suites                                                          2             348          82.6%         $106.73     $88.19
Hampton Inn                                                            14           1,816          72.7%         $ 68.19     $49.58
Homewood Suites                                                         1             132          81.5%         $ 89.31     $72.80
                                                                ---------     -----------
     Total New England Region                                          17           2,296
                                                                ---------     -----------

MIDDLE ATLANTIC
---------------
Embassy Suites                                                         15           3,648          78.3%         $123.64     $96.77
Hampton Inn                                                           109          12,507          75.9%         $ 68.16     $51.74
Hampton Inn & Suites                                                    5             547          89.3%         $ 66.88     $59.76
Homewood Suites                                                         5             451          76.8%         $ 87.85     $67.47
                                                                ---------    ------------
     Total Middle Atlantic Region                                     134          17,153
                                                                ---------    ------------
MIDWEST
-------
Embassy Suites                                                         12           3,025          76.3%         $120.08     $91.59
Hampton Inn                                                           111          11,418          73.3%         $ 64.81     $47.52
Hampton Inn & Suites                                                    4             377           N/A             N/A        N/A
Homewood Suites                                                        10             944          81.5%         $ 81.74     $66.65
                                                                ---------    -------------
     Total Midwest Region                                             137          15,764
                                                                ---------    -------------

PLAINS
------
Embassy Suites                                                         10            2,377         75.0%         $103.06     $77.30
Hampton Inn                                                            45            5,082         69.4%         $ 63.49     $44.09
Homewood Suites                                                         3              319         68.9%         $ 72.91     $50.25
                                                                ---------    -------------
     Total Plains Region                                               58            7,778
                                                                ---------    -------------
SOUTHEAST
---------
Embassy Suites                                                         31            7,545         78.0%         $113.36     $88.46
Hampton Inn                                                           298           30,629         75.7%         $ 63.04     $47.74
Hampton Inn & Suites                                                   14            1,581         63.3%         $ 78.37     $49.64
Homewood Suites                                                        15            1,546         81.9%         $ 92.63     $75.89
                                                                ---------    -------------
     Total Southeast Region                                           358           41,301
                                                                ---------    -------------
SOUTHWEST
---------
Embassy Suites                                                         24            5,350         76.1%         $101.05     $76.91
Hampton Inn                                                            72            7,686         70.6%         $ 62.52     $44.17
Hampton Inn & Suites                                                    2              299         73.7%         $ 67.28     $49.60
Homewood Suites                                                        11            1,228         79.6%         $ 99.10     $78.89
                                                                ---------    -------------
     Total Southwest Region                                           109           14,563
                                                                ---------    -------------
MOUNTAIN
--------
Embassy Suites                                                          7            1,510         77.4%         $110.62     $85.63
Hampton Inn                                                            26            3,062         78.2%         $ 60.95     $47.64
Hampton Inn & Suites                                                    2              181          N/A             N/A        N/A
Homewood Suites                                                         2              210         83.9%         $115.23     $96.70
                                                                ---------    -------------
     Total Mountain Region                                             37            4,963
                                                                ---------    -------------
PACIFIC REGION
--------------
Embassy Suites                                                         31            8,065         75.5%         $121.46   $ 91.74
Hampton Inn                                                            23            2,729         75.5%         $ 63.96   $ 48.30
Homewood Suites                                                         3              350         86.3%         $108.95   $ 94.05
                                                                ---------    -------------
     Total Pacific Region                                              57           11,144
                                                                ---------    -------------
ALL PROPERTIES*
---------------
Embassy Suites                                                        137           33,186         76.8%         $113.52    $87.19
Hampton Inn                                                           707           76,012         74.6%         $ 64.27    $47.96
Hampton Inn & Suites                                                   28            3,089         72.5%         $ 71.42    $51.75
Homewood Suites                                                        50            5,180         81.1%         $ 92.17    $74.74
                                                                ---------    -------------
     Total Promus System                                              922          117,467
                                                                ---------    -------------

 *All Properties totals include 15 International hotels with 2,505 rooms/suites.

**Revenue statistics are for comparable hotels and exclude those hotels that had room additions or were not open for the entire nine month period in both current and prior year.

                        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits

    EX-10.1 Form of Amendment dated as of September 1, 1997, to the Severance Agreement dated June 30, 1995, entered into with Michael D. Rose, Raymond E. Schultz, David C. Sullivan, Donald
               H. Dempsey, Thomas L. Keltner, Ralph B. Lake and Mark C.
               Wells. (1)

    EX-11      Computation of Per Share Earnings. (1)

    EX-27      Financial Data Schedule. (1)


(b) Reports on Form 8-K:

    The Company filed a current report on form 8-K dated September 5, 1997, that described the proposed merger of Promus with Doubletree Corporation, another lodging company. Consummation of this transaction is subject to certain conditions and is expected to be complete by December 31, 1997.

------------------------

Footnotes
File No. 1-11463.

(1) Filed herewith.

                              SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PROMUS HOTEL CORPORATION


November 12, 1997                      By: JEFFERY M. JARVIS
                                           -----------------------------
                                           Jeffery M. Jarvis
                                           Vice President and Controller
                                           (Chief Accounting Officer)

                                Exhibit Index


                                                                                    SEQUENTIAL
EXHIBIT NO.            DESCRIPTION                                                    PAGE NO.
-------------  -----------------------------------------------------------------    -----------

(a) EX-10.1    Form of Amendment dated as of September 1, 1997, to the                    34
               Severance Agreement dated June 30, 1995, entered into with
               Michael D. Rose, Raymond E. Schultz, David C. Sullivan, Donald
               H. Dempsey, Thomas L. Keltner, Ralph B. Lake and Mark C.
               Wells. (1)

(b) EX-11      Computation of Per Share Earnings. (1)                                     36

(c) EX-27      Financial Data Schedule. (1)


(d) Reports on Form 8-K:

    The Company filed a current report on form 8-K dated September 5, 1997, that described the proposed merger of Promus with Doubletree Corporation, another lodging company. Consummation of this transaction is subject to certain conditions and is expected to be complete by December 31, 1997.

------------------------

Footnotes

(1) Filed herewith.