Form 10-K
period 1997-12-31
PROMUS HOTEL CORP
filed 1998-03-26
CIK 944647

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                              OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 FOR THE TRANSITION PERIOD FROM ____________TO ____________

                         COMMISSION FILE NUMBER 1-13719

                            PROMUS HOTEL CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                       I.R.S. NO. 62-1716020
            (State of Incorporation)                       (I.R.S. Employer Identification No.)

                               755 CROSSOVER LANE
                            MEMPHIS, TENNESSEE 38117
                    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (901) 374-5000
                             ---------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

               TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------                       -----------------------------------------
Common Capital Stock, Par Value $0.01 per share*                  NEW YORK STOCK EXCHANGE
                                                                  CHICAGO STOCK EXCHANGE
                                                                  PACIFIC STOCK EXCHANGE
                                                                PHILADELPHIA STOCK EXCHANGE

* Common Capital Stock also has special stock purchase rights listed on each of the same exchanges

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing price of $48.375 for the Common Stock as reported on the New York Stock Exchange Composite Tape on March 16, 1998, is $3,890,436,261.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 16, 1998.

Common Capital Stock........................................  86,890,233 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement, prepared and mailed to stockholders in accordance with Section 14 of the Securities Exchange Act of 1934 (the Exchange Act) and the rules and regulations of the Securities and Exchange Commission (the Commission) thereunder, for the Annual Meeting of Stockholders of the Company to be held on May 1, 1998 (the Proxy Statement), are incorporated by reference in Part III hereof.
================================================================================

                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.

     On December 19, 1997, Doubletree Corporation (Doubletree) and Promus Hotel Corporation (PHC) merged in accordance with the Agreement and Plan of Merger (the Merger Agreement) by and among Doubletree, PHC and Parent Holding Corp., a newly formed corporation jointly owned by Doubletree and PHC (the Merger). Concurrent with the Merger, PHC was renamed Promus Operating Company, Inc (POC) and Parent Holding Corp. was renamed Promus Hotel Corporation (Promus or the Company).

     As a result of the Merger Agreement, (i) Doubletree and PHC became wholly-owned subsidiaries of Promus; (ii) each outstanding share of common stock of Doubletree was converted into one share of common stock of Promus; and (iii) each outstanding share of PHC common stock was converted into .925 of a share of common stock of Promus.

     The principal assets of Promus are the shares of Doubletree and POC, whose principal asset is the stock of Promus Hotels, Inc. (PHI). Doubletree and PHI directly or indirectly through their subsidiaries, hold substantially all of the assets of the Company's businesses. The principal corporate offices of Promus are located at 755 Crossover Lane, Memphis, Tennessee 38117, telephone (901) 374-5000.

     Operating data for the three most recent years, together with interest expense, dividend income, and interest and other income, including information as to assets is set forth herein.

     For information on operating results and a discussion of those results, see "Performance Statistics", "Management's Discussion and Analysis", and the consolidated financial statements herein.

GENERAL

     Through its wholly-owned subsidiaries, the Company franchises and manages hotels with the following brands: Club Hotel by Doubletree, Doubletree, Doubletree Guest Suites, Embassy Suites, Hampton Inn, Hampton Inn & Suites, and Homewood Suites. Promus may also own all or a portion of these hotels or lease these hotels from others. In addition, Promus leases and manages some hotels that are not Promus-branded. As of December 31, 1997, Promus franchised 866 hotels and operated 333 hotels, of which 172 hotels were managed, 53 hotels were wholly-owned, 22 were partially-owned through joint ventures and 86 were leased from third parties. These 1,199 hotels include almost 179,000 rooms and are located in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and six foreign countries. The Company also operates and licenses vacation interval ownership systems under the Embassy Vacation Resort and Hampton Vacation Resort names.

     The Company's primary focus is to develop, grow and support its franchise and management business for all brands. The Company's main sources of revenues are from the operations of owned and leased hotels, franchise royalty fees and management fees.

     Club Hotel by Doubletree hotels are moderately-priced hotels with food and beverage facilities primarily targeted at individual business travelers. There were 22 Club Hotels in operation as of December 31, 1997.

     Doubletree hotels are upscale full service hotels targeted toward business and leisure travelers. There were 105 Doubletree hotels in operation as of December 31, 1997.

     Doubletree Guest Suites hotels, of which there were 42 in operation as of December 31, 1997, are full service all-suite hotels geared toward business travelers, group meetings and leisure travelers who have a need or desire for greater space than what is typically provided at traditional upscale hotels.

     Embassy Suites hotels, of which there were 141 hotels in operation as of December 31, 1997, appeal to the business and leisure traveler who has a need or desire for greater space and more focused services than are available in traditional upscale hotels.

     Hampton Inn hotels are moderately priced hotels designed to attract the business and leisure traveler desiring quality accommodations at affordable prices. There were 726 Hampton Inn hotels in operation as of December 31, 1997.

     Hampton Inn & Suites hotels offer both traditional hotel room accommodations and apartment-style suites within one property. There were 31 Hampton Inn & Suites hotels in operation as of December 31, 1997.

     Homewood Suites hotels, of which there were 51 in operation on December 31, 1997, appeal to the upscale extended stay market and target the traveler who stays five or more consecutive nights, as well as the traditional business and leisure traveler.

     The Company also operates 81 hotels that are non-Promus branded.

     Promus vacation resort properties, of which there were six as of December 31, 1997, feature a high quality interval ownership system available to the public.

     All of the Company's hotel brands are managed by a single senior management team. Although the Company's growth strategy emphasizes obtaining new franchise or management contracts, the Company also constructs, owns and operates its own hotels. Owned hotels are sold from time to time to realize the value of the underlying assets and to increase the Company's return on investment. Following such sales, the hotels typically are either operated by the Company under management contracts and/or franchise licenses or by their purchasers under franchise licenses from the Company.

     Each of the Company's hotel brands currently use an integrated computerized system that includes centralized reservations and marketing systems, along with local property management and revenue management systems. The Company is in the process of implementing System 21, its proprietary, fully integrated windows-based system, to all its hotel brands. System 21 is a sophisticated business system which provides seamless, integrated property management, revenue maximization, marketing, decision support and reservations systems linked to the Promus network, a communications network which will connect all Promus hotels to the Company's reservation offices and more than 300,000 travel agents worldwide. All of the Company's brands' reservation modules will receive reservation requests entered on terminals located at all of their respective hotels, interval ownership properties and reservation centers, major domestic and international airlines via their global distribution systems, and direct from consumers via computer access to each brand's Internet website and various third party travel services websites. The systems immediately confirm reservations or indicate accommodations available at alternate Promus properties. Reservations are transmitted automatically to the property for which the reservation is made. The Company's data centers that house all of the satellite and reservation, marketing and revenue management computers are located in Memphis, Tennessee. The Company operates three central reservations offices, located in Memphis, Tennessee, Tampa, Florida, and Vancouver, Washington. See "Management's Discussion and Analysis, Capital Spending - Investment in Franchise System."

     A major element of the Company's business strategy and culture is an unconditional 100% guarantee of service satisfaction. This guarantee, which is currently utilized by the Embassy Suites, Hampton Inn, Hampton Inn & Suites and Homewood Suites brands, will be implemented in the Club Hotel by Doubletree, Doubletree and Doubletree Guest Suites brands over the next six to eighteen months. If guests are not satisfied with their stay, they are not expected to pay. All of the Company's hotel brands offer suites/rooms exclusively for non-smoking guests.

HOTEL OPERATIONS

  Licensing

     The Company's revenues from licensing operations for all Club Hotel by Doubletree, Doubletree, Doubletree Guest Suites, Embassy Suites, Hampton Inn, Hampton Inn & Suites, and Homewood Suites hotels consist of initial license application fees and continuing royalties. The license agreements generally provide for a four percent royalty based upon gross rooms revenues and also provide for a separate marketing and reservation contribution.

     The Company earns license fees for the vacation resort brands based on a percentage of net interval sales and gross rental pool revenues, including additional fees for revenues booked through central reservations.

     In screening applicants for license agreements, the Company evaluates the character, operations ability, experience and financial responsibility of each applicant or its principals; the Company's prior business dealings, if any, with the applicant; suitability of the proposed hotel location and other factors. The license agreement establishes requirements for service and quality of accommodations. The Company provides certain training for licensee management and makes regular inspections of all hotels.

     License agreements for new hotels generally have a 20-year term. The Company may terminate a license agreement if the licensee fails to cure a breach of the license agreement in a timely manner. In certain instances, a license agreement may be terminated by the licensee, but such termination generally requires a payment to the Company.

  Management Contracts

     The Company's revenues from management contracts consist primarily of management fees which are based on a percentage of gross revenues, operating profits, cash flow, or a combination thereof. The contract terms governing management fees vary depending on the size and location of the hotel and other factors relative to such hotel property.

     Under the Company's management contracts, the Company, as the manager, operates or supervises all aspects of a hotel's operations. The owner of the hotel property is generally responsible for all costs, expenses and liabilities incurred in connection with operating the hotel, including the expenses and salaries of all hotel employees. The Company either requires each such owner to enter into a separate license agreement and pay the royalty, marketing and reservation contributions as provided in the license agreement or includes such payments in the management contract. In addition, the hotel owner is often required to set aside a certain percentage of hotel revenues for capital replacement. The Company's form of management contract typically has a term of ten years, although, many contracts acquired in the past have substantially longer terms, and most give the Company specified renewal rights. The management contract may be terminated by either party due to an uncured default by the other party. Management contracts may contain termination provisions upon a sale of the hotel, but in such cases generally require a payment to the Company.

     The Company also acts as the manager for three of its vacation resort properties pursuant to management contracts with generally similar terms and responsibilities as its hotel management contracts. Fees for the management of vacation resort properties consist of a percentage of rental pool revenue and homeowner assessments.

     See "Franchise and Management Fees" within the Consolidated Statement of Operations, for revenues from licensing and management contract operations.

  Owned Hotels

     As of December 31, 1997, the Company owned 53 hotels, representing 10,076 rooms, all of which it manages. The Company is responsible for all aspects of these hotels, including, without limitation, all of the costs associated with their operation. The Company also receives substantially all of the revenues generated by its owned hotels.

     The Company is subject to varying degrees of risk generally related to owning real estate. In addition to general risks related to the lodging industry, these risks include, among others, changes in national, regional and local economic conditions, inflation and its effect on operating costs, local real estate market conditions, changes in interest rates and in the availability, cost and terms of financing, the potential for uninsured casualty and other losses, the impact of present or future labor and environmental legislation and compliance with labor and environmental laws, and adverse changes in zoning laws and other regulations, many of which are beyond the control of the Company. Moreover, real estate investments are relatively illiquid, which means that the ability of the Company to vary its portfolio of hotels in response to changes in economic and other conditions may be limited.

     Promus' primary focus is to grow its franchise and management businesses, while limiting its ownership of real estate. It is the Company's goal not to be a long-term owner of real estate. The Company owns a mix of Promus-brand hotels that can enhance its role as manager and franchisor for its brands, but periodically sells hotels as opportunities arise to realize a hotel's appreciated value.

  Leases

     As of December 31, 1997, the Company leased 86 hotels with 14,408 rooms. Under the Company's leases, the Company leases the hotel from its owner and is responsible for all aspects of the hotel's operations, including guest services, staffing at the hotel, sales and marketing, accounting functions, purchasing and budgeting. As the lessee of a hotel, the Company recognizes all revenues and substantially all expenses associated with the hotel's operations. Typically, other than real estate taxes, casualty insurance costs, maintenance of underground utilities, structural elements costs, and other capital improvements costs, each of which are the landlord's obligation, the Company is required to pay all of the costs associated with operating the hotel, including rent, personal property taxes, utility costs, employee liability costs, liability insurance costs and the like. Although, in general, furniture, fixtures and equipment replacement is the landlord's responsibility, certain leases obligate the Company to maintain and replace these items. The Company is entitled to retain all revenues derived from the operation of a leased hotel, subject to the payment of its obligations under the lease, including rent. Lease terms typically require the payment of a fixed monthly base rent regardless of the performance of the hotel leased and a variable rent based on a percentage of revenues. There can be no assurance that any particular lease will be profitable for the Company after the payment of its obligations under the lease.

     In addition, most of the Company's leases typically provide that the Company indemnify its landlord against certain liabilities resulting from the leasing, operation or use of the hotel. Examples of these liabilities may include (i) injury to persons or property at the hotel, (ii) environmental liability caused by the Company and (iii) liability resulting from the sale of, or consumption of alcoholic beverages at the hotel.

     As of December 31, 1997, the Company leased 61 hotels, representing 8,706 rooms, pursuant to substantially similar leases (the Percentage Leases) with RFS Hotel Investors, Inc., a real estate investment trust (RHI). Four of the hotels leased pursuant to Percentage Leases are managed by third parties. The Percentage Leases generally have an initial term of not less than 15 years from the date of inception (with expiration dates ranging from 2003 to 2015), are subject to early termination upon the occurrence of certain contingencies and require the monthly payment of base rent and the quarterly payment of percentage rent.

     During 1997, the base rent component of the Percentage Leases was approximately 43.0% of total Percentage Leases expense. Top percentage rents ranged from 50.0% to 76.5% of incremental room revenue. For the year ended December 31, 1997, room revenue for each of the hotels subject to the Percentage Leases exceeded the amount required to trigger the top tier of percentage rent. If RHI enters into an agreement to sell a hotel, it may terminate a Percentage Lease and either (i) pay the Company the fair market value of Promus' leasehold interest or (ii) offer to lease to the Company a substitute hotel on terms that would create an equivalent value. The Percentage Leases provide that RHI may terminate the Percentage Leases upon certain events of default defined in the Percentage Leases.

     As of December 31, 1997, the Company leased 17 hotels, representing 3,987 rooms, pursuant to a long-term lease with RLH Partnership (the Partnership Lease), which was entered into in 1995. The initial term of the Partnership Lease expires in 2010, subject to earlier termination by the partnership upon the occurrence of one or more Events of Default (as defined in the Partnership Lease). In addition, the Company has the option to extend the Partnership Lease on a hotel-by-hotel basis for five additional five year periods on the same terms. Rental payments under the Partnership Lease consist of base rent, payable quarterly, and additional rent payable annually, if applicable. The base rent for all of the hotels is $15.0 million per year. The additional rent for the hotels is equal to 7.5% of the amount, if any, by which the aggregate Operating Revenues (as defined in the Partnership Lease) for all of the hotels for the given year exceeds the aggregate Operating Revenues for all such hotels for the twelve month period ended September 30, 1996 (the Base Year). This long-term arrangement allows the Company to retain all of the benefit from any increase in operating income from these properties during the term of the Partnership Lease, subject to the payment of Additional Rent.

     As of December 31, 1997, the Company leased eight hotels, pursuant to leases other than the Percentage Leases and the Partnership Lease. Such leases contain varying terms, but are generally "triple net" leases, the terms of which are in substantial conformity to the general description above in "Hotel Operations - Leases".

  Joint Ventures

     The Company participates in various non-controlling joint ventures with ownership ranging from less than 1% to 50%. In addition, the Company has a controlling interest in joint ventures which own six hotels with 1,936 rooms.

     In addition to its ownership interest in the joint ventures, the Company is responsible for the day-to-day operations of the hotels owned by the joint ventures and receives management fees for operating the hotels. Under each joint venture agreement or separate management contract with respect to a hotel, the Company's compensation is comprised of either an annual base management fee, an annual incentive management fee (based on a percentage of cash flow or operating profit) or both. The Company has made significant advances to certain of the joint ventures. Repayment of these advances receives priority distribution from the cash flow distributable to the joint venture's partners.

HOTEL AND VACATION RESORT BRANDS

  Club Hotel by Doubletree Hotels

     Club Hotels are moderately-priced hotels primarily targeted at individual business travelers. Club Hotels have an average of 203 rooms and are located in 13 states. Club Hotels typically include a conference area, a library or reading area, desk with telephone, a business center and food service facilities.

     The Company plans to grow the Club Hotel by Doubletree brand through the acquisition of management contracts of unaffiliated underperforming hotels, a focused franchising program and ground-up construction. As of December 31, 1997, 22 Club Hotels were in operation and eight were under construction or conversion.

     See "Performance Statistics" for information regarding number of rooms, number of hotels, occupancy percentage, average daily rate per occupied room
(ADR) and revenue per available room (RevPAR) for Doubletree hotels, which includes Club Hotels by Doubletree.

  Doubletree Hotels

     Doubletree hotels are full-service hotels targeted at business travelers, group meetings and leisure travelers. Doubletree hotels are located in 31 states, the District of Columbia, U.S. Virgin Islands and Mexico and have an average of 294 rooms. As of December 31, 1997, eight Doubletree hotels were under construction or conversion. These hotels typically include a swimming pool, gift shop, meeting and banquet facilities, at least one restaurant and cocktail lounge, room service, parking facilities and other services.

     See "Performance Statistics" for information regarding number of rooms, number of hotels, occupancy percentage, ADR and RevPAR for Doubletree hotels.

  Doubletree Guest Suites Hotels

     Doubletree Guest Suites all-suite hotels are targeted at business travelers and families who have a need or desire for greater space than typically is provided at most traditional upscale hotels. Each guest suite has a separate living room and dining/work area, with a color television, refrigerator and wet bar. Guest Suites hotels have an average of 214 rooms and are located in 21 states and the District of Columbia. As of December 31, 1997, there was one Doubletree Guest Suites hotel under conversion.

     See "Performance Statistics" for information regarding number of rooms, number of hotels, occupancy percentage, ADR and RevPAR for Doubletree hotels, which includes Doubletree Guest Suite Hotels.

  Embassy Suites Hotels

     Embassy Suites hotels are located in 35 states, the District of Columbia, Thailand, Canada and Latin America and have an average of 242 suites per hotel. As of December 31, 1997, nine Embassy Suites hotels were under construction, eight of which will be licensee operated. Each guest suite has a separate living room and dining/work area, with a console television, sofa-sleeper, refrigerator and wet bar, as well as a traditional bedroom (with a king size bed or two double beds). Most Embassy Suites hotels are built around a landscaped atrium. All hotels offer a free, cooked-to-order breakfast and, where local law allows, complimentary evening cocktails.

     See "Performance Statistics" for information regarding number of rooms, number of hotels, occupancy percentage, ADR and RevPAR for Embassy Suite hotels.

  Hampton Inn Hotels

     Hampton Inn hotels are currently located in 48 states, as well as Canada, Thailand, Puerto Rico and Latin America. An average Hampton Inn hotel has 107 rooms. On December 31, 1997, 100 Hampton Inn hotels were under construction, all of which will be licensee operated. The Hampton Inn hotel's standardized concept provides for a guest room featuring a color television, free in-room movies, free local telephone calls and complimentary continental breakfast. Unlike full-service hotels, Hampton Inn hotels do not feature restaurants, lounges or large public spaces.

     See "Performance Statistics" for information regarding number of rooms, number of hotels, occupancy percentage, ADR and RevPAR for Hampton Inn hotels.

  Hampton Inn & Suites

     Hampton Inn & Suites have an average of 111 rooms and suites and are currently located in 16 states and Canada. As of December 31, 1997, 20 Hampton Inn & Suites hotels were under construction, all of which will be licensee operated. These hotels combine standard guest rooms with a significant block of two-room suites in a single property. Development of this product is targeted for commercial and suburban markets, as well as destination and resort markets. Each property contains a centrally located, expanded lobby and complimentary services area and includes an exercise room, convenience shop, meeting/hospitality room and guest laundry. An expanded complimentary continental breakfast buffet is offered.

     See "Performance Statistics" for information regarding number of rooms and number of hotels for Hampton Inn & Suite hotels. The first Hampton Inn & Suites hotel opened in June, 1995. Accordingly, revenue statistics for Hampton Inn & Suite hotels have not been provided, as there were no Hampton Inn & Suite hotels open for the entire three year reporting period.

  Homewood Suites Hotels

     Homewood Suites hotels, which have an average of 103 suites, are currently located in 25 states. On December 31, 1997, 28 Homewood Suites hotels were under construction, 21 of which will be licensee operated. Homewood Suites hotels feature residential-style accommodations, which include a living room area (some with fireplaces), separate bedroom (with a king size bed or two double beds) and a separate bathroom, and a fully-equipped kitchen. The hotel is centered around a central community building called the Lodge which affords guests a high level of social interaction. Amenities include a complimentary breakfast and an evening social hour, a convenience store, grocery shopping, business center, outdoor pool, exercise center and limited meeting facilities.

     See "Performance Statistics" for information regarding number of rooms, number of hotels, occupancy percentage, ADR and RevPAR for Homewood Suite hotels.

  Non-Promus Brand Hotels

     In addition to the Promus brand hotels, the Company operates 81 hotels (49 of which are leased) which are not Promus branded. These hotels have an average of 168 rooms. See "Performance Statistics" for information regarding number of rooms, number of hotels, occupancy percentage, ADR and RevPAR for non-branded Promus hotels.

  Promus Vacation Resort Properties

     The Promus Vacation Resort is a premium interval ownership concept that provides consumers the opportunity to purchase use of a one, two or three bedroom condominium-style unit for one or more weeks annually in a prime leisure location, for an initial investment plus a reasonable annual maintenance fee. Each Promus Vacation Resort property offers a quality, fully furnished product (consisting of an inside living area, full kitchen, bathroom(s), bedroom(s), and outside patio/entertainment area) coupled with added value facilities like swimming pool, exercise room, hot tub, tennis courts, volleyball, and kids club. Beach, boating, snow/water skiing facilities may be available depending on location. For a separate annual fee (the initial year fee is paid as part of the purchase price), plus a per exchange service fee, each owner has the opportunity to exchange his interest for the use of similar facilities at another Embassy Vacation Resort property or a third party participating resort property.

     Promus has entered into license agreements with Signature Resorts, Inc. for Embassy Vacation Resorts at Orlando, Florida; Lake Tahoe, California; Porpu Point, Hawaii; and Maui, Hawaii. Additionally, the Company entered into a joint venture with Vistana Development, Inc. for the purpose of developing multiple, future interval resorts. As part of this agreement, the Company agreed to franchise two resort projects under the Company's brands, one of which will also be managed by the Company.

     See "Performance Statistics" for information regarding number of units, number of resorts, number of available timeshare intervals, and number of intervals sold for Promus Vacation Resorts.

PERFORMANCE STATISTICS

                                                                     COMPOUND                                  COMPOUND
                                                NUMBER OF HOTELS      ANNUAL           NUMBER OF ROOMS          ANNUAL
                                              --------------------    GROWTH     ---------------------------    GROWTH
                                              1995   1996    1997      RATE       1995      1996      1997       RATE
                                              ----   -----   -----   --------    -------   -------   -------   --------
Doubletree Hotels
  Company owned.............................    1        1      16      300%         238       239     4,749      347%
  Leased(a).................................    2        7      18      200%         594     1,748     4,805      184%
  Joint venture(b)..........................   --       --       3      n/a           --        --       812      n/a
  Management contract.......................   72       65      83        7%      21,028    18,240    23,466        6%
  Franchised................................   30       37      49       28%       6,641     8,469    10,980       29%
                                              ---    -----   -----               -------   -------   -------
                                              105      110     169       27%      28,501    28,696    44,812       25%
                                              ===    =====   =====               =======   =======   =======
Embassy Suites
  Company owned.............................    9        9       6      (18)%      2,025     2,025     1,299      (20)%
  Joint venture(b)..........................   23       22      19       (9)%      5,901     5,578     4,946       (8)%
  Management contract.......................   27       47      53       40%       6,280    11,461    13,020       44%
  Franchised................................   55       58      63        7%      12,529    13,583    14,826        9%
                                              ---    -----   -----               -------   -------   -------
                                              114      136     141       11%      26,735    32,647    34,091       13%
                                              ===    =====   =====               =======   =======   =======
Hampton Inn
  Company owned.............................   14       12      11      (11)%      1,916     1,654     1,506      (11)%
  Leased(a).................................   --       17      19      n/a           --     2,202     2,359      n/a
  Joint venture(b)..........................   19       19      --     (100)%      2,376     2,376        --     (100)%
  Management contract.......................    4        5       7       32%         464       678       929       41%
  Franchised................................  483      567     689       19%      52,958    60,628    72,793       17%
                                              ---    -----   -----               -------   -------   -------
                                              520      620     726       18%      57,714    67,538    77,587       16%
                                              ===    =====   =====               =======   =======   =======
Hampton Inn & Suites
  Management contract.......................   --        1       2      n/a           --       127       287      n/a
  Franchised................................    5       15      29      141%         573     1,719     3,167      135%
                                              ---    -----   -----               -------   -------   -------
                                                5       16      31      149%         573     1,846     3,454      146%
                                              ===    =====   =====               =======   =======   =======
Homewood Suites
  Company owned.............................    9        7      11       11%       1,024       800     1,202        8%
  Leased(a).................................   --        1      --      n/a           --        98        --      n/a
  Management contract.......................   --        4       4      n/a           --       471       471      n/a
  Franchised................................   21       25      36       31%       2,071     2,530     3,590       32%
                                              ---    -----   -----               -------   -------   -------
                                               30       37      51       30%       3,095     3,899     5,263       30%
                                              ===    =====   =====               =======   =======   =======
Other Hotels
  Company owned.............................   --       22       9      n/a           --     5,548     1,320      n/a
  Leased(a).................................    2       57      49      395%         185     9,855     7,244      526%
  Joint venture(b)..........................    3        3      --     (100)%        812       812        --     (100)%
  Management contract.......................    6       31      23       96%       1,117     8,824     5,031      112%
                                              ---    -----   -----               -------   -------   -------
                                               11      113      81      171%       2,114    25,039    13,595      154%
                                              ===    =====   =====               =======   =======   =======
Total System
  Company owned.............................   33       51      53       27%       5,203    10,266    10,076       39%
  Leased(a).................................    4       82      86      364%         779    13,903    14,408      330%
  Joint venture(b)..........................   45       44      22      (30)%      9,089     8,766     5,758      (20)%
  Management contract.......................  109      153     172       26%      28,889    39,801    43,204       22%
  Franchised................................  594      702     866       21%      74,772    86,929   105,356       19%
                                              ---    -----   -----               -------   -------   -------
                                              785    1,032   1,199       24%     118,732   159,665   178,802       23%
                                              ===    =====   =====               =======   =======   =======

---------------

(a) In February 1996, the Company acquired RFS, Inc., with 49 leased hotels, in a transaction accounted for as a pooling-of-interests. 1995 statistical results, as presented above, do not reflect this acquisition.
(b) For statistical purposes only, the Company classifies unconsolidated joint ventures in which it holds less than a 20% interest as management contracts and consolidated joint ventures as Company owned.

                                             MANAGED         FRANCHISED           TOTAL
                                          --------------   ---------------   ---------------
                                          1996     1997     1996     1997     1996     1997    INCREASE
                                          -----   ------   ------   ------   ------   ------   --------
Promus Vacation Resorts(a)
  Resort properties.....................      2        3        1        3        3        6     100%
  Timeshare units.......................    164      228      207      818      371    1,046     182%
  Timeshare intervals available.........  8,364   11,628   10,557   41,718   18,921   53,346     182%
  Timeshare intervals sold(b)...........  3,098    6,227    1,426    4,077    4,524   10,304     128%

---------------

(a) 1997 statistics do not include 40 non-branded resort units managed by Promus.
(b) Includes pre-sales for resorts under construction but not yet open.

                                                              YEARS ENDED DECEMBER 31,(A)
                                                              ---------------------------
                                                               1995      1996      1997
                                                              -------   -------   -------
Doubletree Hotels(b)
  Occupancy.................................................     71.6%     73.7%     74.0%
  ADR.......................................................  $ 90.67   $ 97.96   $108.27
  RevPAR....................................................  $ 64.97   $ 72.22   $ 80.09
Red Lion Hotels converted to Doubletree Hotels(c)
  Occupancy.................................................      N/A       N/A      70.4%
  ADR.......................................................      N/A       N/A   $ 89.07
  RevPAR....................................................      N/A       N/A   $ 62.73
Embassy Suites
  Occupancy.................................................     74.5%     75.1%     75.2%
  ADR.......................................................  $102.00   $107.97   $113.84
  RevPAR....................................................  $ 75.95   $ 81.08   $ 85.58
Hampton Inn
  Occupancy.................................................     74.7%     73.6%     72.1%
  ADR.......................................................  $ 57.04   $ 60.94   $ 64.39
  RevPAR....................................................  $ 42.62   $ 44.88   $ 46.45
Homewood Suites
  Occupancy.................................................     78.2%     76.9%     78.8%
  ADR.......................................................  $ 83.17   $ 89.31   $ 92.27
  RevPAR....................................................  $ 65.00   $ 68.70   $ 72.71
Other Hotels(d)
  Occupancy.................................................     74.2%     74.5%     72.0%
  ADR.......................................................  $ 70.83   $ 75.22   $ 80.10
  RevPAR....................................................  $ 52.57   $ 56.02   $ 57.69

---------------

(a) Revenue statistics are for comparable hotels, and include information only for those hotels in the system as of December 31, 1997 and managed or franchised by PHC or managed by Doubletree since January 1, 1995. Doubletree franchised hotels are not included in the statistical information.
(b) Includes Club Hotels by Doubletree and Doubletree Guest Suites hotels.
(c) Revenue statistics for the Red Lion hotels converted to the Doubletree brand are included only for the period from the initial date of conversion (Phase I -- 4 hotels on April 1, 1997; Phase II -- 36 hotels on July 1, 1997) through December 31, 1997.
(d) Includes results for the 16 Red Lion hotels that have not been converted to the Doubletree brand as well as the results for comparable hotels managed under other franchisors' brands or as independent hotels.

HOTELS BY GEOGRAPHIC REGION

     The following tables present certain hotel information with respect to the Company's hotels in all of North America and in each of eight geographic regions: New England (Maine, New Hampshire, Vermont, Massachusetts, Rhode Island and Connecticut). Middle Atlantic (New York, New Jersey, Pennsylvania, Delaware, Maryland, District of Columbia, Virginia and West Virginia), Mountain (Montana, Idaho, Wyoming, Colorado, Utah and Nevada), Pacific (Washington, Oregon, California, Alaska and Hawaii), Midwest (Ohio, Indiana, Illinois, Michigan and Wisconsin), Plains (Minnesota, Iowa, Missouri, North Dakota, South Dakota, Nebraska and Kansas), Southeast (North Carolina, South Carolina, Georgia, Florida, Kentucky, Tennessee, Alabama, Mississippi, Arkansas and Louisiana) and Southwest (Oklahoma, Texas, New Mexico and Arizona).

Total Hotel Portfolio

                                             AS OF
                                       DECEMBER 31, 1997           YEAR ENDED DECEMBER 31, 1997(A)
                                     ---------------------    ------------------------------------------
                                     NUMBER OF   NUMBER OF    OCCUPANCY      AVERAGE DAILY
                                      HOTELS       ROOMS      PERCENTAGE         RATE          REVPAR(C)
                                     ---------   ---------    ----------     -------------     ---------
Club Hotel by Doubletree...........       22        4,470        67.7%(d)       $ 70.73(d)      $47.85(d)
Doubletree(b)......................      105       31,362        70.9             93.84          66.56
Doubletree Guest Suites............       42        8,980        76.6            124.73          95.60
Embassy Suites.....................      141       34,091        75.1            113.29          85.04
Hampton Inn........................      726       77,587        72.4             64.09          46.42
Hampton Inn & Suites...............       31        3,454        72.4             71.73          51.92
Homewood Suites....................       51        5,263        78.9             92.13          72.71
Non-Promus Brand Hotels............       81       13,595        71.8             81.24          58.35
                                       -----      -------
          Total Hotel
            Portfolio(e)...........    1,199      178,802
                                       =====      =======

New England(f)

                                                 AS OF
                                           DECEMBER 31, 1997         YEAR ENDED DECEMBER 31, 1997(A)
                                         ---------------------    --------------------------------------
                                         NUMBER OF   NUMBER OF    OCCUPANCY    AVERAGE DAILY
                                          HOTELS       ROOMS      PERCENTAGE       RATE        REVPAR(C)
                                         ---------   ---------    ----------   -------------   ---------
Club Hotel by Doubletree...............        1          239          --(a)           --(a)        --(a)
Doubletree.............................        3          602        62.5%        $146.49       $91.62
Doubletree Guest Suites................        2          585        77.5          143.95       111.54
Embassy Suites.........................        2          348        79.8          107.93        86.15
Hampton Inn............................       15        1,912        70.8           68.56        48.56
Hampton Inn & Suites...................       --           --          --              --           --
Homewood Suites........................        1          132        79.4           90.18        71.60
Non-Promus Brand Hotels................        8          922        80.1          200.32       160.47
                                           -----      -------
          Total Hotel Portfolio(e).....       32        4,740
                                           =====      =======

Middle Atlantic (f)

                                                 AS OF
                                           DECEMBER 31, 1997         YEAR ENDED DECEMBER 31, 1997(A)
                                         ---------------------    --------------------------------------
                                         NUMBER OF   NUMBER OF    OCCUPANCY    AVERAGE DAILY
                                          HOTELS       ROOMS      PERCENTAGE       RATE        REVPAR(C)
                                         ---------   ---------    ----------   -------------   ---------
Club Hotel by Doubletree...............        4          755          --(a)           --(a)        --(a)
Doubletree.............................       10        3,661        69.8%        $ 98.67       $68.91
Doubletree Guest Suites................        7        1,541        82.6          156.09       128.89
Embassy Suites.........................       15        3,686        76.6          123.76        94.81
Hampton Inn............................      110       12,622        73.7           68.35        50.39
Hampton Inn & Suites...................        5          547        87.1           66.76        58.18
Homewood Suites........................        5          451        75.3           88.12        66.34
Non-Promus Brand Hotels................        6        1,173        72.9           78.60        57.29
                                           -----      -------
          Total Hotel Portfolio(e).....      162       24,436
                                           =====      =======

Mountain (f)

                                                 AS OF
                                           DECEMBER 31, 1997         YEAR ENDED DECEMBER 31, 1997(A)
                                         ---------------------    --------------------------------------
                                         NUMBER OF   NUMBER OF    OCCUPANCY    AVERAGE DAILY
                                          HOTELS       ROOMS      PERCENTAGE       RATE        REVPAR(C)
                                         ---------   ---------    ----------   -------------   ---------
Club Hotel by Doubletree...............        1          158        67.9%(d)     $ 70.16(d)    $47.61(d)
Doubletree(b)..........................       10        2,869        76.4           85.35        65.22
Doubletree Guest Suites................       --           --          --              --           --
Embassy Suites.........................        7        1,510        74.2          109.31        81.10
Hampton Inn............................       27        3,213        74.5           59.99        44.72
Hampton Inn & Suites...................        1           81          --(a)           --(a)        --(a)
Homewood Suites........................        2          210        80.4          113.89        91.53
Non-Promus Brand Hotels................        3          274        57.5           54.09        31.10
                                           -----      -------
          Total Hotel Portfolio(e).....       51        8,315
                                           =====      =======

Pacific(f)

                                                 AS OF
                                           DECEMBER 31, 1997         YEAR ENDED DECEMBER 31, 1997(A)
                                         ---------------------    --------------------------------------
                                         NUMBER OF   NUMBER OF    OCCUPANCY    AVERAGE DAILY
                                          HOTELS       ROOMS      PERCENTAGE       RATE        REVPAR(C)
                                         ---------   ---------    ----------   -------------   ---------
Club Hotel by Doubletree...............        4          765          --(a)           --(a)        --(a)
Doubletree (b).........................       42       12,303        70.6%        $ 92.03       $65.00
Doubletree Guest Suites................        3          674        78.0          119.24        92.97
Embassy Suites.........................       33        8,340        73.5          120.42        88.53
Hampton Inn............................       23        2,679        72.7           63.99        46.49
Hampton Inn & Suites...................       --           --          --              --           --
Homewood Suites........................        3          350        83.6          109.16        91.27
Non-Promus Brand Hotels................       19        3,527        68.3           74.78        51.07
                                           -----      -------
          Total Hotel Portfolio(e).....      127       28,638
                                           =====      =======

Midwest(f)

                                                 AS OF
                                           DECEMBER 31, 1997         YEAR ENDED DECEMBER 31, 1997(A)
                                         ---------------------    --------------------------------------
                                         NUMBER OF   NUMBER OF    OCCUPANCY    AVERAGE DAILY
                                          HOTELS       ROOMS      PERCENTAGE       RATE        REVPAR(C)
                                         ---------   ---------    ----------   -------------   ---------
Club Hotel by Doubletree...............        1          242          --(a)           --(a)        --(a)
Doubletree.............................        4        1,111          --(a)           --(a)        --(a)
Doubletree Guest Suites................        9        1,939        73.6%        $113.78       $83.71
Embassy Suites.........................       13        3,240        74.6          120.78        90.10
Hampton Inn............................      111       11,381        71.3           64.29        45.85
Hampton Inn & Suites...................        6          619          --(a)           --(a)        --(a)
Homewood Suites........................        9          831        79.2           82.05        64.97
Non-Promus Brand Hotels................        9        1,146        75.1           75.49        56.68
                                           -----      -------
          Total Hotel Portfolio(e).....      162       20,509
                                           =====      =======

Plains (f)

                                                 AS OF
                                           DECEMBER 31, 1997         YEAR ENDED DECEMBER 31, 1997(A)
                                         ---------------------    --------------------------------------
                                         NUMBER OF   NUMBER OF    OCCUPANCY    AVERAGE DAILY
                                          HOTELS       ROOMS      PERCENTAGE       RATE        REVPAR(C)
                                         ---------   ---------    ----------   -------------   ---------
Club Hotel by Doubletree...............        1          181          --(a)           --(a)        --(a)
Doubletree(b)..........................        6        2,000        73.8%        $ 90.18       $66.60
Doubletree Guest Suites................        3          638          --(a)           --(a)        --(a)
Embassy Suites.........................       10        2,377        72.9          103.34        75.38
Hampton Inn............................       46        5,353        67.4           63.45        42.77
Hampton Inn & Suites...................       --           --          --              --           --
Homewood Suites........................        3          319        67.4           73.66        49.65
Non-Promus Brand Hotels................        3          493        74.3           77.87        57.84
                                           -----      -------
          Total Hotel Portfolio(e).....       72       11,361
                                           =====      =======

Southeast(f)

                                                 AS OF
                                           DECEMBER 31, 1997         YEAR ENDED DECEMBER 31, 1997(A)
                                         ---------------------    --------------------------------------
                                         NUMBER OF   NUMBER OF    OCCUPANCY    AVERAGE DAILY
                                          HOTELS       ROOMS      PERCENTAGE       RATE        REVPAR(C)
                                         ---------   ---------    ----------   -------------   ---------
Club Hotel by Doubletree...............        7        1,576        67.5%(d)     $ 71.28(d)    $48.08(d)
Doubletree.............................       13        3,552        70.5           90.88        64.12
Doubletree Guest Suites................       14        2,467        72.2          106.54        76.93
Embassy Suites.........................       31        7,800        76.5          113.15        86.51
Hampton Inn............................      310       31,248        73.5           62.84        46.21
Hampton Inn & Suites...................       15        1,704        64.3           78.91        50.77
Homewood Suites........................       16        1,651        80.2           91.94        73.76
Non-Promus Brand Hotels................       23        4,121        72.2           70.21        50.72
                                           -----      -------
          Total Hotel Portfolio(e).....      429       54,119
                                           =====      =======

Southwest(f)

                                                 AS OF
                                           DECEMBER 31, 1997         YEAR ENDED DECEMBER 31, 1997(A)
                                         ---------------------    --------------------------------------
                                         NUMBER OF   NUMBER OF    OCCUPANCY    AVERAGE DAILY
                                          HOTELS       ROOMS      PERCENTAGE       RATE        REVPAR(C)
                                         ---------   ---------    ----------   -------------   ---------
Club Hotel by Doubletree...............        3          554          --(a)           --(a)        --(a)
Doubletree(b)..........................       14        4,709        70.4%        $ 95.59       $67.28
Doubletree Guest Suites................        4        1,136        82.4          114.20        94.10
Embassy Suites.........................       24        5,350        74.8          100.94        75.48
Hampton Inn............................       74        7,896        68.7           62.28        42.81
Hampton Inn & Suites...................        3          399        73.0           67.21        49.09
Homewood Suites........................       12        1,319        77.1           99.48        76.75
Non-Promus Brand Hotels................       10        1,939        72.3           75.59        54.68
                                           -----      -------
          Total Hotel Portfolio(e).....      144       23,302
                                           =====      =======

---------------

(a) Revenue statistics are for comparable hotels, which include only those hotels in the system for the entire period from January 1, 1996 through December 31, 1997. Club Hotel by Doubletree, Doubletree and Doubletree Guest Suites' revenues statistics exclude franchised hotels. Embassy Suites, Hampton Inn, Hampton Inn & Suites and Homewood Suites' revenue statistics exclude hotels that had room additions.
(b) During 1997, 40 Red Lion hotels were converted to Doubletree hotels. The converted hotels are included in the number of Doubletree hotels and rooms as of December 31, 1997. Revenue statistics for the converted hotels are included in the Doubletree hotel statistics for the period from the conversion date through December 31, 1997.
(c) Revenue per available room is the product of the occupancy percentage times the average daily rate.
(d) Includes one property in the Mountain Region and one property in the Southeast Region.
(e) Excludes three vacation interval resorts operated by the Company.
(f) The geographical regional data presented above excludes 20 hotels, with an aggregate of 3,382 rooms located outside the United States.

AUDUBON WOODS BUSINESS CAMPUS

     The Company's corporate headquarters, located in Memphis, Tennessee, consists of four office buildings acquired in 1995 containing approximately 360,000 square feet of office space on 31 acres of land. The Company currently occupies 50% of the office space and as a result of the merger, is expanding into an additional 25%. The remaining space is leased.

TRADEMARKS

     The following trademarks used herein are owned by the Company: Club Hotel by Doubletree(R); Doubletree(R); Doubletree Guest Suites(R); Embassy Suites(R); Embassy Vacation Resort(R); Hampton Inn(R); Hampton Inn & Suites(R), Hampton Vacation Resort(SM); Homewood Suites(R); Promus(R); Red Lion Hotels and Inns(R) and System 21(TM). The names "Club Hotels by Doubletree," "Doubletree," "Doubletree Guest Suites," "Embassy Suites," "Embassy Vacation Resort," "Hampton Inn," "Hampton Inn & Suites," and "Homewood Suites" are registered as service marks in the United States and in certain foreign countries. The Company considers all of these marks, and the associated name recognition, to be valuable to its business.

COMPETITION

     The Company encounters strong competition as a manager, franchisor, and hotel owner with other related companies in the lodging industry. As of December 31, 1997, there were more than 174 hotel brands (chains with more than one hotel). Although most of these companies are privately owned firms, several large national chains own and operate their own hotels and also franchise their brands. There is no single competitor which is dominant in the industry.

     Affiliation with a national or regional brand is a major trend in the U.S. lodging industry. In 1997 68% of U.S. hotel rooms were brand-affiliated, compared to 62% in 1989. Most of the branded properties are franchises, under which the operator pays the franchisor a fee for use of its systems, brand identification and reservation system.

     The Company believes that its brands are attractive to hotel owners seeking franchise affiliation or a management company because its hotels typically generate higher occupancies and revenue per available room (RevPAR) than direct competitors in most market areas. The Company attributes this performance premium to its success in achieving and maintaining strong customer preference. The Company's brands are also designed to be attractive to leisure guests and generate weekend demand. Repeat guest business is enhanced by the Company's unconditional guest satisfaction guarantee, which is a significant component of the Company's operating strategy. Customer preference for the Company's brands means the Company neither needs nor desires to incur the significant cost of frequent stay programs.

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

EMPLOYEE RELATIONS

     Promus, through its subsidiaries, has approximately 41,000 employees. Promus' subsidiaries have collective bargaining agreements at six of the Company's managed locations. The Company considers its relations with employees to be very good.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A Special Meeting of the Stockholders of PHC was held on December 18, 1997. Matters voted upon at the meeting were (a) to consider and vote upon a proposal to approve and adopt the Merger Agreement pursuant to which, among other things,
(i) PHC and Doubletree would become wholly-owned subsidiaries of the Company;
(ii) each outstanding share of common stock of PHC would be converted into the right to receive .925 of a share of common stock of the Company; and (iii) each outstanding share of common stock of Doubletree would be converted into the right to receive one share of common stock of the Company; and (b) to consider and vote on a proposal to approve and adopt the 1997 Equity Participation Plan of the Company (1997 Plan).

     The results of the voting were as follows:

                                                           FOR       AGAINST   ABSTAIN
                                                        ----------  ---------  -------
Approval of Merger Agreement..........................  41,330,357    139,697   57,263
Approval of the 1997 Plan.............................  34,303,359  7,116,581  107,317

     A Special Meeting of the Stockholders of Doubletree was held on December 18, 1997. Matters voted upon at the meeting were (a) to consider and vote upon a proposal to approve and adopt the Merger pursuant to which, among other things,
(i) PHC and Doubletree would become wholly-owned subsidiaries of the Company;
(ii) each outstanding share of common stock of PHC would be converted into the right to receive .925 of a share of common stock of the Company; and (iii) each outstanding share of common stock of Doubletree would be converted into the right to receive one share of common stock of the Company; and (b) to consider and vote on a proposal to approve and adopt the 1997 Plan.

     The results of the voting were as follows:

                                                            FOR       AGAINST    ABSTAIN
                                                         ----------  ---------   -------
Approval of Merger Agreement...........................  34,988,277      4,081    7,155
Approval of the 1997 Plan..............................  33,905,504  1,084,442    9,567

                      EXECUTIVE OFFICERS OF THE REGISTRANT

                                                  POSITIONS AND OFFICES HELD AND PRINCIPAL
NAME AND AGE                                   OCCUPATIONS OR EMPLOYMENT DURING PAST 5 YEARS
------------                                   ---------------------------------------------
Raymond E. Schultz(64).................  Chairman of the Board and Chief Executive Officer of
                                           Parent Holding Corp., predecessor of the Company, since
                                           August 1997 and of Promus since December 1997. Director,
                                           President and Chief Executive Officer of PHC
                                           (1995-1997). President and Chief Executive Officer of
                                           the Hotel Division of The Promus Companies Incorporated
                                           ("PCI") (1993-1995). President and Chief Executive
                                           Officer of Hampton Inn/Homewood Suites Hotel Division of
                                           PCI (1991-1993). President and Chief Executive Officer
                                           of Hampton Inn Hotel Division of PCI (1983-1991).
Richard M. Kelleher(48)................  Director, President and Chief Operating Officer of Parent
                                           Holding Corp., predecessor of the Company, since August
                                           1997 and of Promus since December 1997. Director,
                                           President and Chief Executive Officer of Doubletree
                                           Corporation (1996-1997). President of Doubletree Hotels
                                           Corporation (1993-1996). Chief Executive Officer and
                                           President of Guest Quarters Hotel Partnership (April
                                           1993-December 1993). President of Guest Quarters Suite
                                           Hotels (1989-1993).
Thomas L. Keltner(51)..................  Executive Vice President and Chief Development Officer of
                                           Promus since December, 1997. Senior Vice President,
                                           Development of PHC (1995-1997). Senior Vice President,
                                           Development of the Hotel Division of PCI (1993-1995).
                                           President, Golf Training Systems, Inc., (1991-1993).
                                           Senior Vice President and Chief Operating Officer,
                                           Franchise Division of Holiday Inn Worldwide (1990).
                                           President and Managing Director, Holiday Inns
                                           International (1988-1990).
Ralph B. Lake(53)......................  Executive Vice President, General Counsel and Secretary of
                                           Promus since December, 1997. Senior Vice President,
                                           General Counsel and Secretary of PHC (1995-1997). Vice
                                           President and General Counsel of Gaming Development of
                                           PCI (1992-1995). Associate General Counsel-International
                                           of PCI (1991-1992). Vice President and General Counsel
                                           of Homewood Suites Hotel Division of PCI (1988-1991).
William L. Perocchi(40)................  Executive Vice President and Chief Financial Officer of
                                           Promus since December, 1997. Executive Vice President and
                                           Chief Financial Officer of Doubletree Corporation
                                           (1993-1997). Executive Vice President and Chief
                                           Financial Officer of Guest Quarters Hotel Partnership
                                           (1992-1993).
M. Ann Rhoades(53).....................  Executive Vice President, Human Resources & Corporation
                                           Communications of Promus since December 1997. Executive
                                           Vice President, Human Resources of Doubletree Hotels
                                           Corporation (1996-1997). Senior Vice President, Human
                                           Resources of Doubletree Hotels Corporation (1995-1996).
                                           Vice President, People Department of Southwest Airlines
                                           (1989-1995).
Thomas W. Storey(41)...................  Executive Vice President, Marketing of Promus since
                                           December, 1997. Executive Vice President, Sales and
                                           Marketing of Doubletree Hotels Corporation (1994-1997).
                                           Executive Vice President, Sales and Marketing of
                                           Radisson Hotels International (1989-1994).
James T. Harvey(39)....................  Senior Vice President and Chief Information Officer of
                                           Promus since December, 1997. Vice President, Information
                                           Technology of PHC (1995-1997). Corporate Director, Hotel
                                           and Corporate Information Systems of PCI (1994-1995).
                                           Director, Information Systems of PCI (1993-1994).

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the New York Stock Exchange and traded under the ticker symbol "PRH". The stock is also listed on the Chicago Stock Exchange, the Pacific Stock Exchange and the Philadelphia Stock Exchange.

     The following table sets forth the high and low price per share of the Company's Common Stock for 1997:

                                                     DOUBLETREE            PHC             PROMUS
                                                   ---------------   ---------------   ---------------
                      1997                          HIGH     LOW      HIGH     LOW      HIGH     LOW
                      ----                         ------   ------   ------   ------   ------   ------
Fourth Quarter (December 19-31, 1997)............     N/A      N/A      N/A      N/A   $43.13   $36.50
Fourth Quarter (through December 18, 1997).......  $49.38   $37.75   $45.38   $35.75      N/A      N/A
Third Quarter....................................   50.75    41.38    46.88    38.00      N/A      N/A
Second Quarter...................................   49.00    30.25    39.25    30.50      N/A      N/A
First Quarter....................................   45.25    35.00    36.38    28.25      N/A      N/A

     The approximate number of holders of record of the Company's Common Stock as of March 16, 1998 is as follows:

                                                               APPROXIMATE NUMBER
TITLE OF CLASS                                                OF HOLDERS OF RECORD
--------------                                                --------------------
Common Stock, Par Value $0.01 per share.....................         11,500

     The Company has not paid and does not presently intend to declare cash dividends. See "Management's Discussion and Analysis -- Liquidity and Capital Resources". The payment of dividends in the future will be at the discretion of the Board of Directors of the Company and will be dependent on the Company's results of operations, financial condition, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                                               COMPOUND
                                                                     PRO FORMA                  ANNUAL
                         1993       1994       1995      1996(B)      1996(A)     1997(B)     GROWTH RATE
                       --------   --------   --------   ----------   ---------   ----------   -----------
                                                         (IN THOUSANDS)
Operating Results
  Revenues...........  $252,571   $326,655   $421,829   $  560,213   $890,552    $1,038,011      42.4%
  Operating income...    70,377    109,698    123,854      165,356    230,445       183,902      27.1%
  Net income.........    21,859     49,554     64,370       90,658    105,984        95,436      44.6%
  Diluted earning per
     share...........       N/A       0.73       0.92         1.23       1.21          1.09        --(c)
  EBITDA(d)..........    92,293    129,330    148,690      213,933    310,788       312,279      35.6%
Financial Position
  Total assets.......   527,088    548,009    682,916    2,362,914        N/A     2,379,046      45.8%
  Notes payable
     (long-term).....   197,326    188,725    229,479      789,174        N/A       671,978      35.8%
  Total equity.......   193,083    234,595    281,753    1,049,619        N/A     1,095,735      54.3%

---------------

(a) 1996 pro forma results of operations reflect the acquisition of Red Lion as if it had occurred on January 1, 1996.
(b) 1997 includes certain unusual items, including $115.0 million of business combination expenses, a $10.9 million breakup fee received in connection with the terminated Renaissance Hotel Group transaction, $43.3 million of gains on the sale of real estate and securities, and other net gains of $0.9 million. In 1996, unusual items included gains of $4.4 million on the sale of real estate and securities. Excluding the effect of these transactions, 1997 and 1996 net income would have been $143.8 million and $103.4 million, respectively. Diluted earnings per share for 1997 and 1996, excluding the effect of these transactions, would have been $1.64 and $1.18 per share, respectively.

(c) For periods prior to PHC's June 30, 1995 spin-off by its former parent, weighted average shares outstanding are assumed to be equal to the actual shares outstanding at the spin-off. For the period January 1, 1994 through June 30, 1994 (Doubletree's initial public offering), shares outstanding were assumed to be equal to the shares issued on June 30, 1994. For periods prior to January 1, 1994, there were no shares assumed outstanding for Doubletree. Excluding unusual items in 1997 and 1996, diluted earnings per share would have been $1.64 and $1.18, respectively, resulting in a 40.0% three year compound growth rate.
(d) EBITDA, consisting of income before extraordinary items plus interest expense, income tax expense, depreciation and amortization and cash distributions from nonconsolidated affiliates less earnings from nonconsolidated affiliates, is a supplemental financial measurement used by management, as well as by industry analysts, to evaluate Promus' operations. However, EBITDA should not be construed as an alternative to operating income (as an indicator of operating performance) or to cash flows from operating activities (as a measure of liquidity) as determined in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On December 19, 1997, Doubletree Corporation (Doubletree) and Promus Hotel Corporation (PHC) merged in accordance with the Agreement and Plan of Merger (the Merger Agreement or the Merger) by and among Doubletree, PHC and Parent Holding Corp., a newly-formed corporation jointly owned by Doubletree and PHC. Concurrent with the merger, PHC was renamed Promus Operating Company, Inc., and Parent Holding Corp. was renamed Promus Hotel Corporation. Promus Hotel Corporation and subsidiaries are collectively referred to herein as Promus or the Company.

     As a result of the Merger Agreement, (i)Doubletree and PHC became wholly-owned subsidiaries of Promus; (ii) each outstanding share of common stock of Doubletree was converted into one share of common stock of Promus; and (iii) each outstanding share of PHC common stock was converted into 0.925 of a share of common stock of Promus. The Merger qualified as a tax free exchange and was accounted for as a pooling-of-interests; accordingly, the accompanying consolidated financial statements and financial information contained herein have been restated to combine the historical results of both Doubletree and PHC for all periods presented.

     As of December 31, 1997, the Promus hotel system contained 1,199 hotels, representing almost 179,000 hotel rooms, in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and six foreign countries. Promus brands include some of America's premier hotel products, including Club Hotels by Doubletree, Doubletree Hotels, Doubletree Guest Suites, Embassy Suites, Hampton Inn, Hampton Inn & Suites, and Homewood Suites. The Promus system also includes certain properties that are not Promus-branded.

     Of these 1,199 hotels, 866 are owned and operated by franchisees, and 333 are operated by the Company. Depending on the hotel brand, Promus charges each franchisee royalty fees of up to four percent of suite or room revenues in exchange for the use of one of its brand names and franchise-related services. Company operated properties include 53 wholly-owned hotels, 86 leased hotels, 22 hotels partially-owned through joint ventures and 172 hotels managed for third parties. As a manager of hotels, Promus is typically responsible for supervising or operating the hotel in exchange for fees based on a percentage of the hotel's gross revenues, operating profits, cash flow, or a combination thereof. The Company's results of operations for owned and leased hotels reflect the revenues and expenses of these hotel operations.

     Promus also licenses six vacation interval ownership properties under the Embassy Vacation Resort and Hampton Vacation Resort brand names, for which the Company earns franchise fees on net interval sales and on revenues related to the rental of interval units.

     Promus' primary focus is to grow its franchise and management businesses, while limiting its ownership of real estate. The Company owns a mix of Promus-brand hotels that can enhance its role as manager and franchisor for its brands, but periodically sells hotels as opportunities arise to realize a hotel's appreciated value.

RESULTS OF OPERATIONS

     The principal factors which affect Promus' results are: continued growth in the number of system hotels; occupancy and room rates achieved by hotels; the relative mix of owned, leased, managed and franchised hotels; and Promus' ability to manage costs. The number of rooms at franchised and managed properties and revenue per available room (RevPAR) significantly affect Promus' results because franchise royalty and management fees are generally based upon a percentage of room revenues. Increases in franchise royalty and management fee revenues have a favorable impact on Promus' operating margin due to minimal incremental costs associated with this type of revenue.

     Summarized operating results for the three years ended December 31, 1997 are as follows:

                                                                             PERCENTAGE
                                           YEARS ENDED DECEMBER 31,      INCREASE (DECREASE)
                                          --------------------------   -----------------------
                                           1995     1996      1997     '96 VS '95   '97 VS '96
                                          ------   ------   --------   ----------   ----------
                                          (IN MILLIONS, EXCEPT PERCENTAGES AND PER SHARE DATA)
Revenues................................  $421.8   $560.2   $1,038.0      32.8%        85.3%
Operating income........................   123.9    165.4      183.9      33.5%        11.2%
Net income..............................    64.4     90.7       95.4      40.8%         5.2%
Basic earnings per share................    0.93     1.25       1.10      34.4%       (12.0)%
Diluted earnings per share..............    0.92     1.23       1.09      33.7%       (11.4)%

     Comparisons of the actual financial results presented above are difficult as a result of recent acquisition activity and unusual items, including business combination expenses, experienced in 1997 and 1996. The Company's November 8, 1996 acquisition of Red Lion Hotels, Inc. (Red Lion) was accounted for under the purchase method of accounting and, accordingly, Red Lion's operating results prior to the acquisition are not included in the Company's reported results. The following table sets forth the actual results of operations for the year ended December 31, 1997, as compared to the pro forma results of operations for the years ended December 31, 1996 and 1995, assuming that the November 8, 1996 acquisition of Red Lion and related transactions had occurred as of January 1, 1995. The Company believes that this information provides a more meaningful basis for comparison than the historical results of the Company and includes all necessary adjustments for a fair presentation of such pro forma information. The pro forma results of operations are not necessarily indicative of the results of operations as they might have been had the Red Lion transaction been consummated at the beginning of 1995.

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                              PRO FORMA    PRO FORMA
                                                              1995(A)(B)   1996(A)(B)    1997(B)
                                                              ----------   ----------   ----------
                                                                   (IN THOUSANDS, UNAUDITED)
Revenues:
  Franchise and management fees.............................   $121,439     $151,488    $  185,546
  Owned hotel revenues......................................    349,648      362,905       368,012
  Leased hotel revenues.....................................    274,154      326,594       410,526
  Purchasing and service fees...............................     11,715       14,947        19,304
  Other fees and income.....................................     29,974       34,618        54,623
                                                               --------     --------    ----------
          Total revenues....................................    786,930      890,552     1,038,011
Operating Costs and Expenses:
  General and administrative expenses.......................     66,985       72,274        79,249
  Owned hotel expenses......................................    224,506      227,633       224,052
  Leased hotel expenses.....................................    242,394      287,584       362,681
  Depreciation and amortization.............................     70,228       72,616        73,127
  Business combination expenses.............................         --           --       115,000
                                                               --------     --------    ----------
          Total operating costs and expenses................    604,113      660,107       854,109
                                                               --------     --------    ----------
Operating income............................................    182,817      230,445       183,902
  Interest and dividend income..............................     12,621       22,727        22,982
  Interest expense..........................................    (77,600)     (75,178)      (72,027)
  Gain on sale of real estate and securities................      2,334        4,439        43,330
                                                               --------     --------    ----------
Income before income taxes and minority interest............    120,172      182,433       178,187
  Minority interest share of net income.....................       (842)      (1,892)       (3,087)
                                                               --------     --------    ----------
Income before income taxes and extraordinary items..........    119,330      180,541       175,100
  Income tax expense........................................    (51,245)     (74,557)      (79,664)
                                                               --------     --------    ----------
Income before extraordinary items...........................     68,085      105,984        95,436
  Extraordinary items, net of income tax....................      2,819           --            --
                                                               --------     --------    ----------
Net income..................................................   $ 70,904     $105,984    $   95,436
                                                               --------     --------    ----------
Basic earnings per share....................................   $   0.83     $   1.22    $     1.10
                                                               ========     ========    ==========
Diluted earnings per share..................................   $   0.82     $   1.21    $     1.09
                                                               ========     ========    ==========
Basic weighted average shares outstanding...................     85,801       86,649        86,573
                                                               ========     ========    ==========
Diluted weighted average shares outstanding.................     86,370       87,647        87,904
                                                               ========     ========    ==========

---------------

(a) 1996 and 1995 results are presented on a pro forma basis to give effect to the November 8, 1996 acquisition of Red Lion and related transactions, as if they had occurred on January 1, 1995.
(b) 1997 results of operations include certain unusual items, including a provision for business combination expenses of $115.0 million, a $10.9 million break-up fee received in connection with the terminated Renaissance Hotel Group transaction, $43.3 million of gains on the sale of real estate and securities, and other net gains of $0.9 million. In 1996 and 1995, unusual items include gains of $4.4 million and $2.3 million, respectively, on the sale of real estate and securities. Excluding the effects of these transactions, net income would have been $69.6 million, $103.4 million and $143.8 million and diluted earnings per share would have been $0.81, $1.18 and $1.64, for 1995, 1996 and 1997, respectively.

     Though its revenues come from various sources, nearly all components of Promus' revenues are favorably impacted by system-wide increases in RevPAR. On a comparable hotel basis, RevPAR increases were as follows:

REVENUE PER AVAILABLE ROOM

  Comparable Hotels(a)

                                                       YEARS ENDED DECEMBER 31,         INCREASE
                                                       ------------------------    -------------------
                                                        1995     1996     1997     95 VS 96   96 VS 97
                                                       ------   ------   ------    --------   --------
Doubletree Hotels....................................  $64.97   $72.22   $80.09      11.2%      10.9%
Red Lion hotels converted to Doubletree Hotels(b)....     N/A      N/A    62.73       N/A        N/A
Embassy Suites.......................................   75.95    81.08    85.58       6.8%       5.6%
Hampton Inn..........................................   42.62    44.88    46.45       5.3%       3.5%
Homewood Suites......................................   65.00    68.70    72.71       5.7%       5.8%
Other hotels(c)......................................   52.57    56.02    57.69       6.6%       3.0%

---------------

(a) Revenue statistics are for comparable hotels, and include information only for those hotels in the system as of December 31, 1997 and managed or franchised by PHC or managed by Doubletree since January 1, 1995. Doubletree franchised hotels are not included in the statistical information.
(b) Revenue statistics for the Red Lion hotels converted to the Doubletree brand are included only for the period from the initial date of conversion (Phase I -- 4 hotels on April 1, 1997; Phase II -- 36 hotels on July 1, 1997) through December 31, 1997.
(c) Includes results for the 16 Red Lion hotels that have not been converted to the Doubletree brand as well as the results for comparable hotels managed under other franchisors' brands or as independent hotels.

  Year Ended December 31, 1997 (Actual) Compared with Year Ended December 31, 1996 (Pro Forma)

     1997 revenues increased 16.6%, or $147.5 million, over 1996 pro forma revenues, to $1,038.0 million.

     Revenues from franchise and management fees increased $34.1 million, or 22.5%, due to growth in the number of franchised and managed properties as well as improved performance at existing franchised and managed properties. The number of franchised properties increased by 164 properties, or 23.4%, to 866 hotels at December 31, 1997. The Company added 19 new management contracts, net of terminations, during 1997. New contracts represented 59.0% of the increase in franchise and management fees for the year. Incentive management fees increased 32.0% in 1997 to approximately $23.0 million.

     Owned hotel revenues for the year increased 1.4% from the prior year. Revenues from newly opened or acquired hotels, and higher revenues from comparable hotels, were offset by the effects of hotel sales during the year. Despite the inclusion of $2.0 million in preopening expenses for new hotels, owned hotel expenses actually decreased by 1.6% in 1997 as compared to 1996, as a result of both hotel sales during the year and cost containment measures at same store hotels. These measures helped to increase operating margins from 37.3% in 1996 to 39.1% in 1997.

     Leased hotel revenues for 1997 increased $83.9 million, or 25.7% from the prior year, due to the net addition of four leased properties during 1997, property performance improvements, and the impact of a full year of operations for 1996 additions. Leased hotel expenses increased 26.1% from the prior year, also primarily due to the increase in the number of leased properties. The operating margin on leased hotels decreased slightly from 11.9% in 1996 to 11.7% in 1997.

     Purchasing and service fees increased 29.1%, or $4.4 million, over 1996 levels, due to an increase in the number of preferred vendor programs, whereby the Company earns an administrative fee as opposed to purchasing and reselling goods, combined with improvements related to the integration of the Doubletree and Red Lion purchasing programs.

     Other fees and income increased $20.0 million, or 57.8%. During 1997, the Company realized unusual items totaling $17.3 million compared to $1.5 million in 1996. 1997 unusual items include a break-up fee of

$10.9 million (net of expenses) resulting from the terminated Renaissance transaction, a gain of $3.0 million from the sale of the Company's management rights for a planned hotel in Atlantic City and $3.4 million in gains from the sale of joint venture hotels. 1996 included $1.5 million in gains from joint venture asset sales. The remainder of the increase is primarily due to increases in earnings from unconsolidated joint ventures.

     General and administrative expenses increased 9.7%, or $7.0 million, in 1997. This increase is the result of overall corporate growth to support the Company's expanding hotel system, combined with the inclusion in first quarter 1997 of a $5.5 million charge related to the establishment of certain long-term executive compensation programs. Depreciation and amortization was virtually flat in 1997 as compared to 1996, as depreciation expense on new hotels was offset by the impact of hotel sales.

     The Company recorded a $115.0 million provision for Merger-related business combination expenses in the fourth quarter of 1997. These expenses include $40.3 million of transaction costs and $74.7 million of severance and exit costs related to the consolidation of administrative functions and asset write-offs. After the integration of Doubletree and PHC is complete, the Company expects to realize annual savings of $15.0-$20.0 million in general and administrative costs. Additionally, the Company anticipates as much as $5.0 million in 1998 interest savings.

     Interest and dividend income increased slightly in 1997, with higher interest income earned on loans to hotel owners partially offset by lower dividend income due to sales during the year of portions of the Company's common stock investments. Interest expense decreased 4.2% in 1997 as compared to 1996, as the Company maintained a lower average outstanding debt balance during 1997 due to increased operating cash flow.

     1997 operating results include $43.3 million in pre-tax gains on the sale of real estate and common stock investments. During 1997, Promus sold five hotels and recognized a net $30.3 million gain. Promus continues to manage four of the five hotels under long-term management contracts. In 1996 in connection with strategic alliances with three publicly traded real estate investment trusts (REITs), Promus purchased common stock and limited partnership interests in these REITs. During 1997, Promus sold portions of its common stock holdings in two of these REITs for $57.4 million, recognizing a gain of $13.0 million.

     1997 operating results reflect an overall tax rate of 45.5%, compared with an overall rate of 41.3% for the 1996 period. The increase in the overall rate is primarily due to the nondeductibility of certain business combination costs, which increased the effective tax rate by 6.6%.

     The increase of $1.2 million in the minority interest share of net income reflects the profits allocable to third party owners of consolidated joint venture hotels.

     Net income and earnings per diluted share for the year ended December 31, 1997 were $95.4 million and $1.09, respectively, compared to $106.0 million and $1.21 for 1996. Excluding the effect of the unusual items described above, net income and earnings per diluted share for 1997 would have been $143.8 million and $1.64, respectively, compared to $103.4 million and $1.18, respectively, in 1996.

  Year Ended December 31, 1996 (Pro Forma) Compared with Year Ended December 31, 1995 (Pro Forma)

     1996 pro forma revenues increased $103.6 million, or 13.2%, to $890.6 million, compared to $786.9 million for the 1995 pro forma period.

     Revenues from franchise and management fees increased $30.0 million, or 24.7%, due to growth in the number of franchised properties, an increase in the number of managed hotels and improved performance at existing properties. The number of franchised properties increased 18.2%, from 594 at December 31, 1995 to 702 at December 31, 1996. In addition, the Company added 44 new management contracts, net of terminations, between December 31, 1995 and December 31, 1996, a 40.4% increase. Incentive management fees also increased as a result of improved performance at managed hotels.

     Owned hotel revenues increased $13.3 million, or 3.8%, for the year, while owned hotel expenses increased only 1.4% for the period, resulting in a $10.1 million increase in owned hotel margin to 37.3%. This is due primarily to increases in RevPAR, coupled with continued cost containment. The 1996 sale of three owned hotels partially offset the year-over-year performance increase.

     Leased hotel revenues increased $52.4 million, or 19.1%, principally due to an increase in the size of the Company's leased hotel portfolio in 1996 as compared to 1995, coupled with improved RevPAR. The increased number of leased hotels is also reflected in the 18.6% increase in leased hotel expenses.

     Purchasing and service fees increased $3.2 million, or 27.6%, primarily due to the growth in the number and size of preferred vendor programs, from which the Company earns administrative fees. Other fees and income increased $4.6 million, or 15.5%, due primarily to higher income from nonconsolidated joint venture partnerships.

     General and administrative expenses increased $5.3 million, or 7.9%, due primarily to higher corporate costs incurred to support the growing franchise and management systems.

     Interest and dividend income increased $10.1 million, or 80.1%, due to higher dividend income from Promus' investments in the stocks of four REITs and higher interest income on loans to hotel owners and Promus' investment in its franchise system.

     Interest expense decreased slightly in 1996 from the 1995 period, due to the combined effects of lower interest expense from joint ventures and a lower corporate borrowing rate.

     The increase in gains on the sale of real estate and stock investments during 1996 is due to the sale of three hotels during 1996 as opposed to a single hotel in 1995.

     The increase of $1.1 million in the minority interest share of net income reflects the profits allocable to third party owners of certain consolidated joint ventures.

     The 1996 effective tax rate of 41.3% improved over the 1995 effective rate of 42.9% due to effective management of the Company's tax liabilities, but remained higher than the federal statutory rate due primarily to state income taxes.

     Net income and earnings per diluted share were $90.7 million and $1.23, respectively for 1996, and $64.4 million and $0.92, respectively, for 1995. Pro forma net income and diluted earnings per share for 1996 were $106.0 million and $1.21, respectively, compared to $70.9 million and $0.82, respectively, in 1995. Excluding the effect of 1995 and 1996 unusual items, net income and diluted earnings per share would have been $69.6 million or $0.81 per share, respectively, in 1995, and $103.4 million, or $1.18 per share, in 1996.

  Year Ended December 31, 1997 (Actual) Compared with Year Ended December 31, 1996 (Actual)

     1997 revenues increased $477.8 million, or 85.3%, due in large measure to the full year effect of the November 8, 1996 acquisition of Red Lion. Red Lion's 1996 results were only included for the period subsequent to the acquisition. Also contributing to the revenue growth were increases in the number of hotels in the system, improved hotel performance and growth in the Company's preferred vendor programs. Other fees and income increased $23.1 million primarily due to the $10.9 million (net of expenses) Renaissance break-up fee, the $3.0 million gain on the sale of the Company's management rights for a hotel under development and $3.4 million in gains from the sale of joint venture investments.

     Operating costs increased $459.3 million, or 116.3%, primarily due to the full year impact of the Red Lion acquisition, expenses related to the merger of Doubletree and PHC, and costs resulting from growth in the Company's hotel system.

     Interest and dividend income increased $5.8 million, or 33.8%, due to increases in interest earned on loans to hotel owners and dividends on REIT stock.

     Interest expense increased $35.4 million, or 96.5%, percent primarily due to higher borrowings resulting from the Red Lion acquisition.

     Gains on the sale of real estate and securities increased $38.9 million. The Company realized $30.3 million of gains from the sale of five hotels and $13.0 million from the sale of a portion of its investments in the common stock of two REITs.

     The increase in minority interest share of net income reflects the increase in the number of consolidated joint ventures resulting from the Red Lion acquisition.

     Net income and diluted earnings per share, excluding the effect of unusual items, were $143.8 million and $1.64, respectively. Net income for 1997 was $95.4 million, or $1.09, per diluted share. Net income for 1996 was $90.7 million, or $1.23, per diluted share.

OVERALL

     Excluding unusual items, Promus' operating income has increased each year over prior year levels. Though these increases are in part due to the revenue growth discussed above, growth has also come from the changing mix of Promus' business. Due to the size and strength of Promus' infrastructure and systems, openings of additional franchised or managed properties require fewer incremental costs, and the growth which has occurred in the Promus system over the past several years has served to improve overall operating margins. Promus' pro forma overall operating margin increased from 23.2% in 1995 to 25.9% in 1996; the 1997 operating margin (excluding unusual items) increased to 28.1%. Due to the continuing growth of Promus' franchise and management businesses and the sale of five owned hotels in 1997, growth in fee revenues has outpaced growth in operating expenses, resulting in higher operating margins. This trend of margin improvement has continued over the past several years, as Promus' franchising and management businesses have grown.

HOTEL DEVELOPMENT

  Overview

     Promus continues to be an industry leader in hotel development. During 1997, the Company added 19,137 net rooms to its hotel system, increasing its system size by 12% during the year. This compares to the addition of 40,933 net rooms during 1996. Net room additions, by brand, are as follows:

                                                              NET ROOMS ADDED
                                                              ----------------
                                                               1996     1997
                                                              ------   -------
Doubletree Hotels...........................................     195    16,116
Hampton Inn.................................................   9,824    10,049
Hampton Inn & Suites........................................   1,273     1,608
Embassy Suites..............................................   5,912     1,444
Homewood Suites.............................................     804     1,364
Other.......................................................  22,925   (11,444)
                                                              ------   -------
                                                              40,933    19,137
                                                              ======   =======

     1997's dramatic increase in Doubletree rooms and corresponding decrease in Other hotel rooms, is due to the conversion during 1997 of 40 Red Lion hotels, containing almost 12,000 rooms, to the Doubletree brand. 1996 room increases reflect the impact of the RFS (7,000 rooms) and Red Lion (13,000 rooms) acquisitions, the conversion of 16 Crown Sterling hotels (4,000 rooms) to the Embassy Suites brand, as well as strong Hampton Inn unit growth. Promus will continue growing the Hampton Inn brand as demand from franchisees and guests remains strong. However, the Company has seen a slight decline in Hampton Inn approvals, in part because of the supply growth over the past several years in Hampton Inn's mid-price market segment.

     Promus' current development pipeline contains an increasing number of projects within its hotel brands. Promus' hotel development pipeline as of December 31, 1997 contained 412 properties that were either in the design or construction phase, as follows:

                                                                  UNDER
                                                              CONSTRUCTION/     IN
                                                               CONVERSION     DESIGN   TOTAL
                                                              -------------   ------   -----
Hampton Inn.................................................       100         128      228
Hampton Inn & Suites........................................        20          35       55
Homewood Suites.............................................        28          20       48
Embassy Suites..............................................         9          22       31
Club Hotels by Doubletree...................................         8          15       23
Doubletree Hotels...........................................         8          11       19
Doubletree Guest Suites.....................................         1           4        5
Other.......................................................         3          --        3
                                                                   ---         ---      ---
                                                                   177         235      412
                                                                   ===         ===      ===

     When completed, the 177 properties under construction or conversion will add over 20,000 rooms to the Promus hotel system. The remaining 235 hotels in the design phase, if completed, will add almost 30,000 additional rooms. Twenty-four of the properties within the pipeline are being developed by the Company to be sold to strategic alliance partners or for operation as Company owned hotels; the remainder are being developed by franchisees.

     Promus plans to actively pursue development opportunities for all its brands. Though this development will most likely come through franchising these brands, growth plans could include ground-up construction of new hotels, either for sale to strategic partners or for operation as company owned properties. In addition, Promus is assessing the market position of individual properties/markets, and could reposition itself by rebranding existing properties or acquiring or selling selected properties.

STRATEGIC ALLIANCES AND JOINT VENTURES

     Over the past several years, Promus has entered into several strategic alliances designed to grow its hotel brands. In September 1997, Promus and Strategic Hotel Capital, Inc. (SHC) entered into a development agreement, under which SHC committed to invest up to $200.0 million in the development of at least ten Embassy Suites hotel properties. Under the agreement, Promus will fund the construction of the hotels and, upon completion, SHC will purchase the hotel properties at Promus' cost. Promus will retain management and franchise agreements with twenty year terms. Promus expects to begin funding these projects in 1998, and the first property is expected to open in 1999.

     Promus has entered into a strategic alliance with FelCor Suite Hotels, Inc. and FelCor Suites Limited Partnership (collectively, FelCor), under which FelCor has committed to invest up to $100.0 million in Embassy Suites developments. Promus will construct at least five Embassy properties and, upon completion, will sell a 90% interest in each property to FelCor at Promus' cost. These hotels will operate under Promus management contracts and franchise agreements with fifteen and twenty year terms, respectively. As with the SHC developments, Promus will begin funding the projects in 1998, and the first hotel under this alliance is expected to open in 1999.

     During 1995, Promus entered into development agreements with FelCor in which Promus invested $75.0 million in FelCor limited partnership interests and common stock and guaranteed repayment of up to $25.0 million of a third party loan advanced to FelCor. Subject to some restrictions, the limited partnership interests are convertible to common stock, which may be sold on the open market. During 1997, Promus sold approximately 51% of its FelCor investment for $50.1 million, resulting in pre-tax gains of $11.2 million. The proceeds from these sales will be used to promote further growth of the Embassy Suites brand, including the development of new Embassy Suites properties pursuant to the FelCor alliance discussed above. Based on the market value of its remaining FelCor common stock as of December 31, 1997, Promus has recorded an unrealized gain on marketable equity securities of $14.2 million (pre-tax). This amount will fluctuate based on the market value of FelCor stock, but no earnings impact will be realized until the stock is actually sold.

     As of December 31, 1997, FelCor owned or had an interest in 64 Promus brand hotels, which represents 5% and 8% of all Promus hotels and hotel rooms, respectively. Promus owns a 50% interest in 12 of the 64 hotels. These 64 hotels contributed approximately 13% of the Company's franchise and management fee revenue in 1997.

     In 1996, Promus entered into an agreement with Remington Hotel Corporation (Remington) and Nomura Asset Capital Corporation in which Remington will develop ten Embassy Suites hotels that will incorporate a new, smaller 150-suite prototype design. This will allow Embassy Suites properties to be built in somewhat smaller or suburban markets. Promus will provide a portion of each project's capital through mezzanine financing. Through December 31, 1997, Promus had invested $2.0 million in one project, four properties were under construction and another six were in the development pipeline. The first 150-suite Embassy Suites hotel opened in January 1998.

     At December 31, 1997, the Company owned approximately 27% of the outstanding common stock (16% assuming conversion of outstanding preferred stock) of Candlewood Hotel Company, L.L.C. (Candlewood). In connection with the November 1996 initial public offering of Candlewood, the Company's contribution in excess of $0.2 million and its preferred return were converted to an interest bearing note receivable in the amount of $12.1 million. As a result of subsequent borrowings, the note receivable balance at December 31, 1997 is $14.6 million. The Company's remaining investment consists of 2,587,500 shares of Candlewood's common stock, the fair value of which was $22.6 million at December 31, 1997.

     During 1996, Promus entered into strategic development alliances with Equity Inns, Inc. (Equity) and Winston Hotels, Inc. (Winston), two REITs, whereby Promus agreed to invest up to $15.0 million in the common stock of both REITs in connection with their purchase of hotels from the Company. Through December 31, 1997, Promus has invested $7.1 million and $1.5 million in Equity and Winston, respectively, and Equity and Winston have purchased four hotels and one hotel, respectively. During the fourth quarter of 1997, Promus sold approximately 78% of its Equity stock for $7.3 million, recognizing a pre-tax gain of $1.8 million. Under the terms of these alliances, Promus may offer additional properties for sale to Equity and Winston at Promus' cost of development. Promus will receive 20-year franchise agreements and 10-year management contracts for all hotels developed and purchased by the REITs pursuant to these alliances.

     In February 1996, the Company purchased RFS, Inc. (RFS Management), a privately-held hotel operator, for approximately $72.0 million. RFS Management leased and/or managed 49 hotels owned by RFS Hotel Investors, Inc. (RHI), a publicly-traded REIT. In a separate transaction, the Company purchased $18.5 million of convertible preferred stock in RHI and obtained a 10-year right of first refusal to manage or lease future hotels acquired or developed by RHI. At December 31, 1997, RFS Management leased and/or managed 61 hotels from RHI.

ACQUISITIONS AND INVESTMENTS

     In early January 1998, Promus announced its acquisition of Harrison Conference Associates, Inc. (Harrison) for $60.2 million in cash. Harrison is a leading conference center operator with over 1,200 rooms under management, including two owned and seven managed properties.

     During 1997, Promus purchased two Homewood Suites hotels, in Salt Lake City, Utah and Plano, Texas, for $15.4 million, and an Embassy Suites hotel in Portland, Oregon, for $45.3 million. All three properties are being operated as company owned hotels.

DEVELOPMENT FINANCING

     The Company recognizes the challenges faced by some prospective owners in obtaining conventional financing for projects. As a result, Promus has initiated programs designed to grow the Promus hotel system by providing alternative capital sources to owners.

     In 1997 the Company announced the formation of Promus Acceptance Corp. (ProMAC). ProMAC provides conservatively underwritten first mortgage construction financing to Promus franchisees for select Homewood Suites, Hampton Inn & Suites and Hampton Inn hotels by issuing up to $120.0 million in commercial paper that is backed by a liquidity facility from participating financial institutions. The terms generally provide for favorably priced floating and fixed rate loans ranging from $3.5 million to $8.0 million with six-year terms and 20-year amortization schedules. Promus has provided a guarantee up to $36.0 million on loans outstanding under the program and has also provided a $1.0 million working capital guarantee to ProMAC. In June 1997, Promus loaned $2.0 million to ProMAC in the form of a start-up loan. This loan, which bears interest at Prime, matures in April 2005. As of December 31, 1997, ProMAC had committed and funded $50.4 million and $6.5 million, respectively, in hotel financing.

     Under its mezzanine financing program, Promus provides conservatively underwritten secondary financing to franchisees. A minimum of 20% equity is required by the borrower, and the investment must meet certain defined underwriting criteria. The terms of the first mortgage and the mezzanine financing must be acceptable to Promus and the first mortgage lender, with whom Promus will enter into an inter-creditor agreement. During 1997, Promus provided $8.2 million in mezzanine loans, and $6.8 million in such loans were repaid during the year. Outstanding loans bear interest at rates ranging from 10.0% to 10.5%.

     The Company provides credit support for a loan facility utilized by Candlewood to provide construction and permanent financing to Candlewood and its franchisees on terms that, in most cases, are more attractive than those which could otherwise be obtained. The Company's maximum exposure on any individual loan will range from $0.9 million to $1.9 million per hotel, with the aggregate amount of exposure for all such credit support capped at $30.0 million. As of December 31, 1997, the Company has guaranteed $22.8 million in such financing.

VACATION RESORT DEVELOPMENT

     Promus Vacation Resorts (PVR) allows the Company to expand upon its reputation and expertise in the lodging industry, by extending that knowledge to the vacation interval ownership business. Development of PVR properties consists of the construction or acquisition of resort-quality accommodations in destination locations throughout the United States. These accommodations consist of full-featured one, two and three bedroom units, which are sold in one week intervals as an alternative to renting. Each unit contains 51 sellable weekly intervals, with one week reserved for annual maintenance. By purchasing an interval, owners are entitled to a one week stay during each year. Owners have several options with an interval purchase, including splitting their week, spending their week at other timeshare resorts (by trading with other interval owners), or renting the unit to others during their interval in any year. Units containing unsold intervals are also rented on a daily basis.

     The Company has two licensed PVR products: Embassy Vacation Resorts and Hampton Vacation Resorts. Promus receives a one-time franchise licensing fee upon the sale of an interval; the Company then receives ongoing franchise royalty fees from interval owners, as well as royalty fees for hotel revenues earned from any interval rentals. For properties which Promus manages, the Company will also earn a management fee from the operation of the facility. To facilitate growth and development of PVR properties, Promus has entered into alliances with Signature Resorts (Signature) and Vistana Development Ltd. (Vistana).

     Promus has licensed four Embassy Vacation Resorts to Signature. The latest Signature agreement, announced in October 1997, calls for the conversion, by Signature, of the Embassy Suites hotel in Maui, Hawaii, to an Embassy Vacation Resort. The resort will feature over 400 units, 157 of which will be initially converted to interval ownership units. Plans for additional Embassy Vacation Resort properties to be developed or acquired by Signature and licensed by the Company are being discussed.

     In 1996, Promus entered into a five-year joint venture development agreement with Vistana to acquire, develop, manage and market vacation ownership resorts in North America under Promus brand names. Vistana will serve as managing partner and project developer and will market the timeshare units. Promus will serve as franchisor and manager of these joint venture properties and will own a 50% interest in certain projects developed pursuant to this agreement. In addition to the proposed joint venture developments,

Vistana has licensed three other PVR properties. The latest of these, announced in October 1997, calls for the development by Vistana of a 150-unit Embassy Vacation Resort in Scottsdale, Arizona which will be managed by Promus. In May 1997, Vistana opened the first Hampton Vacation Resort in Kissimmee, Florida. This resort is managed by Vistana. An Embassy Vacation Resort in Myrtle Beach, South Carolina, which will be managed by Promus, is currently under construction.

     As of December 31, Promus Vacation Resort statistics were as follows:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1996     1997
                                                              ------   ------
Total vacation resorts open.................................       3        6
Total available timeshare units.............................     371    1,046
Total available timeshare intervals.........................  18,921   53,346
Total timeshare intervals sold*.............................   4,524   10,304

---------------

* Includes presold intervals for resorts under construction.

     Promus Vacation Resorts also manages a non-branded resort property in Miami, Florida.

OTHER

     In addition to ground-up development of hotels, strategic alliances with others, and incentives provided to hotel owners as a means of obtaining franchise and management contracts, the Company pursues other means of system growth, including strategic hotel acquisitions. The hotel industry is in an intense period of consolidation, which is expected to continue for several more years. Promus is well positioned to take advantage of these unique market conditions and may, from time to time, pursue such opportunities as they become available.

CAPITAL SPENDING

  Investment in Franchise System

     Promus' net investment in its franchise system infrastructure at December 31, 1997 increased slightly from December 31, 1996. The Company expects its investment in the franchise system to decrease slightly in 1998, as reimbursements from hotel assessments outpace additional spending on system enhancements.

  Other

     In order to maintain Promus' quality standards, ongoing refurbishment of existing company owned and leased hotel properties will continue in 1998 at an estimated annual cost of approximately $39.0 million. During 1997, the Company spent a similar amount on hotel refurbishment and conversions. 1997 spending increased significantly over prior year levels due to the November 1996 acquisition of Red Lion, in which the Company obtained 34 owned and leased hotels.

     In April 1997, PHC's Board of Directors authorized the Company to repurchase up to $150.0 million of its common stock for general corporate purposes and future strategic investments. PHC repurchased 1,573,800 shares of its common stock at a cost of $60.0 million. Repurchases of these shares were funded primarily through operating cash flows. As a result of the Merger of PHC into Promus, the Company terminated this share repurchase program.

     Promus' capital expenditures totaled $240.6 million for the twelve months ended December 31, 1997. The Company currently expects to spend between $250.0 million and $300.0 million during 1998 to fund hotel and resort development, refurbish existing facilities, support its hotel management and business systems, loan funds to hotel owners, invest in joint ventures and pursue other corporate related projects. If the Company identifies other significant acquisition and/or investment opportunities, 1998 capital spending could increase from these planned levels.

     Cash necessary to finance projects currently identified, as well as additional projects to be pursued by Promus, will be made available from operating cash flows, the revolving credit facility, joint venture partners, specific project financing, sales of existing hotel assets and/or investments and, if necessary, Promus debt and/or equity offerings.

LIQUIDITY AND CAPITAL RESOURCES

     1997 operating cash flow increased $62.6 million from 1996 levels. This increase is due in part to higher income levels and the full year effect of the Red Lion acquisition, combined with the noncash impact of unusual items including business combination expenses. The increase in 1996 operating cash flow over 1995 is also due primarily to net income growth, which increased $26.3 million to $90.7 million in 1996.

     Cash flows used in investing activities decreased substantially in 1997 from 1996 levels, due to the 1996 purchase of Red Lion. 1997 capital spending was also partially offset by proceeds from the sales of real estate, securities and investments. The increase in cash used for investing activities during 1996 as compared to 1995 was attributable to the Red Lion purchase noted above.

     Cash flows used in financing activities during 1997 include approximately $60.0 million used by PHC to repurchase common stock and approximately $77.4 million used by the Company to retire debt. 1996 included $866.3 million in cash received from debt and equity offerings that was used to purchase Red Lion.

     On December 31, 1997, the Company had a working capital deficit of $120.7 million, compared to a $49.0 million deficit that existed at December 31, 1996. This increase is primarily the result of accrued business combination expenses and an increase in the current portion of notes payable related to a consolidated joint venture hotel mortgage. Cash needed to fund business combination expenses will be made available from operations or borrowings under the Promus Facility. The hotel mortgage which matures during 1998 is currently being refinanced.

     The Company's cash management program uses all excess cash to pay down amounts outstanding under the Promus Facility. Promus does not believe that the current ratio is an appropriate measure of its short-term liquidity without considering the aggregate availability of its capital resources. Promus believes that these resources, consisting of strong operating cash flow, available borrowings under the Promus Facility, and Promus' ability to obtain additional financing through various financial markets, are sufficient to meet its liquidity needs.

  Promus Facility and Other Indebtedness

     Concurrent with the Merger, Promus entered into a new unsecured revolving credit arrangement (the Promus Facility), which consists of two separate agreements, the significant terms of which are as follows:

                          TOTAL           MATURITY          INTEREST          FACILITY
                         FACILITY           DATE              RATE              FEES
                       ------------   -----------------   -------------  ------------------
Five-Year Revolver...  $750,000,000   December 19, 2002   Base Rate, as  0.125% of the
                                                            defined or   total facility
                                                            LIBOR +25.0
                                                            basis
                                                            points
Extendible                                                Base Rate, as  0.105% of the
  Revolver...........  $250,000,000   December 18, 1998     defined, or  total facility
                                                            LIBOR +27.0
                                                            basis
                                                            points

     Promus borrowed $592.0 million under the Promus Facility on December 19, 1997, which was used to repay the existing indebtedness of Doubletree and PHC. Previously capitalized financing costs were written off and costs incurred to obtain the Promus Facility were capitalized and are being amortized over the term of the Promus Facility.

     The Extendible Revolver is a 364-day facility with annual renewals and may be converted into a four-year term loan with equal quarterly amortizing payments. The Five-Year Revolver includes a sublimit for letters of credit of $100.0 million. At December 31, 1997, approximately $16.0 million in letters of credit were outstanding under this agreement (related primarily to the Company's self-insurance reserves). Promus Facility availability at December 31, 1997, was $376.9 million. The remaining borrowing capacity is available for working capital, hotel development and other general corporate purposes.

     Facility fees and interest on Base Rate loans are paid quarterly. The agreements contain a tiered scale for facility fees and the applicable LIBOR spread that, subsequent to June 1998, is based on the more favorable of Promus' current credit rating or the leverage ratio, as defined. Based on the terms of the Promus Facility, Promus' current fee structure (reflected in the previous page's table) is fixed for the first six months, but will begin to follow the tiered scale thereafter. Had the tiered scale been in effect at December 31, 1997, Promus' borrowing rate, based on its current credit rating (BBB+ per Standard & Poor's) would have been five basis points lower, for a combined fee of LIBOR plus 32.5 basis points.

     Both the Extendible Revolver and the Five-Year Revolver contain provisions that allow Promus to request increases in total capacity of $50.0 million and $200.0 million, respectively. Though all the banks which currently participate in the Promus Facility are not obligated to provide this additional capacity, Promus can approach banks outside the current facility. The Promus Facility also contains provisions that restrict certain investments, limit the Company's ability to dispose of property, and require that certain performance ratios be maintained. As of December 31, 1997, Promus was in compliance with all such covenants.

     In addition to the Promus Facility, the Company has other notes payable, which are primarily mortgage financing on consolidated joint venture hotel properties. One such note matures in June 1998, and Promus, in conjunction with its partner, is currently in negotiations to refinance this debt.

     During the fourth quarter of 1997, Promus obtained a $20.0 million five-year convertible rate unsecured term loan, the proceeds from which were used to retire a portion of PHC's previous credit facility. This loan bears interest for two years at the three-month LIBOR rate minus 15 basis points (5.7% at December 31, 1997). At the beginning of the third year, the rate changes to a fixed rate of 6.7%. The bank may elect to convert this fixed rate to the three-month LIBOR rate plus 32.5 basis points, under a conversion option that is exercisable annually beginning on October 28, 1999.

     As of December 31, 1997, Promus was a party to several interest rate swap agreements, bearing a total notional amount of $389.8 million, which serve to convert a portion of the Company's variable rate debt to a fixed rate of interest. The weighted average fixed rate pursuant to the agreements, which expire between December 1998 and January 2002, was approximately 6.1% at December 31, 1997, resulting in a weighted average effective rate (including the applicable spreads) of approximately 6.7%.

YEAR 2000

     With the approach of the year 2000, there has been concern over the impact of this event on computer systems worldwide. Promus has assessed the impact of the year 2000 on its business, and does not believe this event will materially or adversely affect its future operations, financial results or financial position.

SEASONALITY

     The operating results of hotels are affected by seasonality. Though the Company's hotels are geographically dispersed, revenues and profits are typically higher in summer periods than winter periods.

INFLATION

     Although operations of the Company can be impacted by inflation, Promus has not typically experienced a significant negative effect on its hotels and food and beverage operations as a result of inflation. To date, the

Company has been able to increase rates and prices and thereby pass on the effects of inflationary cost increases. Although competitive conditions may limit the industry's future ability to raise room rates at the rate of inflation and although inflation can also impact the travel patterns of guests, management believes that each of its hotel brands has rate growth potential in excess of the inflation rate. Promus will continue to emphasize cost containment and productivity improvement programs. Inflation tends to increase the underlying value of Promus' real estate and management and franchise contracts.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued several Statements of Financial Accounting Standards (SFAS) in recent months. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components within the financial statements. SFAS No. 130 is effective for annual periods beginning after December 15, 1997, but summary disclosure will be required in Promus' first quarter 1998 Form 10-Q. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," may require additional financial and descriptive disclosure regarding Promus' operating segments, and is effective for the year ended December 31, 1998.

FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this document and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements based on management's beliefs and assumptions, which are based on information currently available to management. Forward looking statements include information relating to, and may be impacted by changes in, the following activities, among others: (A) operations of existing hotel properties, including the effects of competition and customer demand, which can impact future performance; (B) changes in the size of Promus' hotel system, including anticipated scope and opening dates of new developments and planned future capital spending; (C) relationships with third parties, including franchisees, lessors, hotel owners, lenders and others; (D) litigation or other judicial actions; (E) changes in the economy; and (F) adverse changes in interest rates for both Promus and its franchisees and business partners. These activities involve important factors, some of which are beyond Promus' ability to control and predict, that could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            PROMUS HOTEL CORPORATION
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                              PAGE
                                                              ----
Management's Report on Financial Statements.................    32
Independent Auditors' Report................................    33
Consolidated Financial Statements:
  Balance Sheets as of December 31, 1996 and 1997...........    34
  Statements of Operations for the years ended December 31,
     1995, 1996 and 1997....................................    35
  Statements of Stockholders' Equity for the years ended
     December 31, 1995, 1996 and 1997.......................    36
  Statements of Cash Flows for the years ended December 31,
     1995, 1996 and 1997....................................    37
Notes to Consolidated Financial Statements..................    38

Financial Statement Schedules

     All financial statement schedules have been omitted as the information is either included in the consolidated financial statements and notes thereto, is not applicable or is not required.

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

     Promus is responsible for preparing the financial statements and related information appearing in this report. Management believes that the financial statements present fairly its financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In preparing its financial statements, Promus is required to include amounts based on estimates and judgments which it believes are reasonable under the circumstances.

     Promus maintains accounting and other control systems designed to provide reasonable assurance that financial records are reliable for purposes of preparing financial statements and that assets are properly accounted for and safeguarded. Compliance with these systems and controls is reviewed through a program of audits by an internal auditing staff. Limitations exist in any internal control system, recognizing that the system's cost should not exceed the benefits derived.

     The Board of Directors pursues its responsibility for Promus' financial statements through its Audit Committee, which is composed solely of directors who are not officers or employees of Promus. The Audit Committee meets from time to time with the independent public accountants, management and the internal auditors. Promus' internal auditors report directly to, and the independent public accountants have access to, the Audit Committee, with and without the presence of management representatives.

Raymond E. Schultz                                                                            William L. Perocchi
Chairman of the Board &                                                                Executive Vice President &
Chief Executive Officer                                                                   Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
  Promus Hotel Corporation:

     We have audited the accompanying consolidated balance sheets of Promus Hotel Corporation (a Delaware corporation) and subsidiaries (Promus) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 1997. These financial statements are the responsibility of Promus' management. Our responsibility is to express an opinion on these financial statements based on our audits. These financial statements include the financial position and results of operations of Doubletree Corporation (Doubletree), pursuant to a merger of Doubletree and Promus effective December 19, 1997. As discussed in Note 1, this merger was accounted for as a pooling-of-interests, and the financial position and results of operations for Promus and Doubletree have been combined for all periods presented. We have not audited the financial statements of Doubletree for the two years ended December 31, 1996. Those statements were audited by other auditors whose report, dated March 17, 1997, was furnished to us and our opinion, insofar as it relates to amounts included for Doubletree, is based solely upon the report of the other auditors. The financial statements of Doubletree for the two years ended December 31, 1996, audited by other auditors, represent 73 percent of total consolidated assets as of December 31, 1996, and 52 percent and 44 percent of total consolidated revenues for the years ended December 31, 1996 and 1995, respectively.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Promus Hotel Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles.

Memphis, Tennessee,
February 4, 1998.

                            PROMUS HOTEL CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                               AS OF DECEMBER 31,

                                                                 1996         1997
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                               EXCEPT SHARE AMOUNTS)
                                       ASSETS
Cash and cash equivalents...................................  $   29,288   $   24,066
Accounts receivable, net....................................      69,246       78,941
Other.......................................................      19,693       43,222
                                                              ----------   ----------
          Total current assets..............................     118,227      146,229
                                                              ----------   ----------
Property and equipment, net.................................     955,886      960,231
Investments.................................................     264,442      250,688
Management and franchise contracts, net.....................     468,301      440,568
Goodwill, net...............................................     378,326      374,500
Notes receivable............................................      85,629       89,452
Investment in franchise system..............................      48,750       50,421
Deferred costs and other assets.............................      43,353       66,957
                                                              ----------   ----------
                                                              $2,362,914   $2,379,046
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses.......................  $  161,435   $  220,924
Current portion of notes payable............................       5,778       46,020
                                                              ----------   ----------
          Total current liabilities.........................     167,213      266,944
                                                              ----------   ----------
Deferred income taxes.......................................     279,805      264,859
Notes payable...............................................     789,174      671,978
Other long-term obligations.................................      77,103       79,530
                                                              ----------   ----------
                                                               1,313,295    1,283,311
                                                              ----------   ----------
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value. Authorized 500,000,000
     shares; 87,114,511 and 86,118,141 shares issued and
     outstanding............................................         871          861
  Additional paid-in capital................................     902,451      856,008
  Unrealized gain on marketable equity securities...........      17,137       13,601
  Unearned employee compensation............................        (739)         (70)
  Retained earnings.........................................     129,899      225,335
                                                              ----------   ----------
                                                               1,049,619    1,095,735
                                                              ----------   ----------
                                                              $2,362,914   $2,379,046
                                                              ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            PROMUS HOTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                1995       1996        1997
                                                              --------   --------   ----------
                                                                       (IN THOUSANDS,
                                                                 EXCEPT PER SHARE AMOUNTS)
Revenues:
  Franchise and management fees.............................  $110,350   $140,768   $  185,546
  Owned hotel revenues......................................   137,160    172,893      368,012
  Leased hotel revenues.....................................   141,942    205,163      410,526
  Purchasing and service fees...............................     6,112      9,867       19,304
  Other fees and income.....................................    26,265     31,522       54,623
                                                              --------   --------   ----------
          Total revenues....................................   421,829    560,213    1,038,011
                                                              --------   --------   ----------
Operating costs and expenses:
  General and administrative expenses.......................    52,952     62,638       79,249
  Owned hotel expenses......................................    82,055    105,146      224,052
  Leased hotel expenses.....................................   132,644    190,797      362,681
  Depreciation and amortization.............................    27,759     36,276       73,127
  Business combination expenses.............................     2,565         --      115,000
                                                              --------   --------   ----------
          Total operating costs and expenses................   297,975    394,857      854,109
                                                              --------   --------   ----------
          Operating income..................................   123,854    165,356      183,902
  Interest and dividend income..............................     7,551     17,175       22,982
  Interest expense, net.....................................   (31,818)   (36,647)     (72,027)
  Gain on sale of real estate and securities................     2,334      4,439       43,330
                                                              --------   --------   ----------
          Income before income taxes, minority interest and
            extraordinary items.............................   101,921    150,323      178,187
Minority interest share of net income.......................       (83)      (539)      (3,087)
                                                              --------   --------   ----------
          Income before income taxes and extraordinary
            items...........................................   101,838    149,784      175,100
Income tax expense..........................................   (40,287)   (59,126)     (79,664)
                                                              --------   --------   ----------
          Income before extraordinary items.................    61,551     90,658       95,436
Extraordinary items, net of tax of $1,635...................     2,819         --           --
                                                              --------   --------   ----------
          Net income........................................  $ 64,370   $ 90,658   $   95,436
                                                              ========   ========   ==========
Basic earnings per share
          Income before extraordinary items.................  $   0.89   $   1.25   $     1.10
                                                              ========   ========   ==========
          Net income........................................  $   0.93   $   1.25   $     1.10
                                                              ========   ========   ==========
Diluted earnings per share
          Income before extraordinary items.................  $   0.88   $   1.23   $     1.09
                                                              ========   ========   ==========
          Net income........................................  $   0.92   $   1.23   $     1.09
                                                              ========   ========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            PROMUS HOTEL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                      UNREALIZED
                                                       GAIN ON
                                         ADDITIONAL   MARKETABLE     UNEARNED                  PARENT
                                COMMON    PAID-IN       EQUITY       EMPLOYEE     RETAINED    COMPANY
                                STOCK     CAPITAL     SECURITIES   COMPENSATION   EARNINGS   INVESTMENT     TOTAL
                                ------   ----------   ----------   ------------   --------   ----------   ----------
                                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance -- December 31,
  1994........................   $216     $ 93,215     $    --       $    --      $ (1,844)   $143,008    $  234,595
Proceeds from sale of 400,000
  shares of common stock to
  the public, net of offering
  costs of $980...............      4        6,616          --            --            --          --         6,620
PHC intercompany activity with
  Parent -- January 1, 1995
  through June 30, 1995.......     --           --          --            --            --     (24,656)      (24,656)
Spin-off of PHC...............    475      140,461          --        (1,354)           --    (139,582)           --
Net shares issued under
  incentive compensation plan,
  including income tax benefit
  of $159.....................      1          889          --           145            --          --         1,035
Unrealized gain on equity
  securities, net of deferred
  income taxes................     --           --       1,844            --            --          --         1,844
Distributions to
  stockholders................     --           --          --            --        (2,055)         --        (2,055)
Net income....................     --           --          --            --        43,140      21,230        64,370
                                 ----     --------     -------       -------      --------    --------    ----------
Balance -- December 31,
  1995........................    696      241,181       1,844        (1,209)       39,241          --       281,753
Proceeds from sale of 952,300
  shares of common stock to
  the public, net of offering
  costs of $1,045.............     10       27,362          --            --            --          --        27,372
Proceeds from sale of
  9,067,534 shares of common
  stock, net of offering costs
  of $1,500...................     91      340,681          --            --            --          --       340,772
Issuance of 7,381,588 shares
  to the shareholders of Red
  Lion........................     74      291,499          --            --            --          --       291,573
Net shares issued under
  incentive compensation
  plans, including income tax
  benefit of $584.............     --        1,728          --           470            --          --         2,198
Change in unrealized gain on
  equity securities, net of
  deferred income taxes.......     --           --      15,293            --            --          --        15,293
Net income....................     --           --          --            --        90,658          --        90,658
                                 ----     --------     -------       -------      --------    --------    ----------
Balance -- December 31,
  1996........................    871      902,451      17,137          (739)      129,899          --     1,049,619
Net shares issued under
  incentive compensation
  plans, including income tax
  benefit of $4,136...........      5       13,534          --           669            --          --        14,208
Purchases of treasury
  shares......................    (15)     (59,977)         --            --            --          --       (59,992)
Change in unrealized gain on
  equity securities, net of
  realized gains and deferred
  income taxes................     --           --      (3,536)           --            --          --        (3,536)
Net income....................     --           --          --            --        95,436          --        95,436
                                 ----     --------     -------       -------      --------    --------    ----------
Balance -- December 31,
  1997........................   $861     $856,008     $13,601       $   (70)     $225,335    $     --    $1,095,735
                                 ====     ========     =======       =======      ========    ========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                            PROMUS HOTEL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                1995        1996        1997
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................  $  64,370   $  90,658   $  95,436
  Adjustments to reconcile net income to net cash provided
     by operations:
     Extraordinary items....................................     (4,454)         --          --
     Provision for business combination expenses, net of
       payments.............................................         --          --      93,591
     Depreciation and amortization..........................     27,759      36,276      73,127
     Other noncash expenses.................................     (1,064)     (3,578)     11,742
     Equity in earnings of nonconsolidated affiliates.......     (2,784)     (7,677)    (10,722)
     Loss (gain) on sale of investments in partnerships and
       affiliates...........................................        175       1,160      (3,445)
     Gain on sale of real estate and securities.............     (2,334)     (4,439)    (43,330)
  Changes in assets and liabilities:
     Increase in accounts receivable, net...................     (9,393)     (9,363)     (9,882)
     Increase in other current assets.......................     (1,047)     (5,766)     (3,243)
     Increase in accounts payable and accrued expenses......     22,774      10,506       1,452
     Increase in deferred costs and other assets............     (2,551)     (3,275)    (16,313)
     Increase (decrease) in other long-term obligations and
       deferred income taxes................................      7,972      11,812     (14,520)
                                                              ---------   ---------   ---------
          NET CASH PROVIDED BY OPERATING ACTIVITIES.........     99,423     116,314     173,893
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Red Lion and related costs.................         --    (819,025)    (20,607)
     Purchases of property and equipment....................    (58,580)    (60,277)   (155,988)
     Proceeds from sale of property and equipment...........      7,843      43,709     128,156
     Investments in and advances to partnerships and
       affiliates...........................................    (50,363)   (112,203)    (47,285)
     Distributions from partnerships and affiliates.........      3,411      11,104      16,004
     Net investment in management and franchise contracts...     (6,369)     (1,284)       (372)
     Escrow deposits held for future development............         --          --     (22,053)
     Proceeds from sale of investments......................         --       2,224      62,530
     Loans to owners of managed and franchised hotels.......    (15,266)    (26,941)    (18,818)
     Collections of loans to owners of managed and
       franchised hotels....................................      1,500       2,750      15,553
     Net investment in franchise system.....................        138     (10,817)     (3,257)
     Other..................................................     (1,231)      4,210        (943)
                                                              ---------   ---------   ---------
          NET CASH USED IN INVESTING ACTIVITIES.............   (118,917)   (966,550)    (47,080)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock.............      6,620     368,144          --
     Proceeds from exercise of common stock options.........        305       1,219       6,817
     Purchases of treasury stock............................         --          --     (59,992)
     Net activity under revolving credit facilities.........     10,600      14,500     383,950
     Proceeds from notes payable............................         --     498,200      40,000
     Principal payments on notes payable....................     (1,123)    (37,596)   (501,351)
     Advances from Parent...................................     14,840          --          --
     Other..................................................     (1,818)       (263)     (1,459)
                                                              ---------   ---------   ---------
          NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES......................................     29,424     844,204    (132,035)
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........      9,930      (6,032)     (5,222)
Cash and cash equivalents, beginning of period..............     25,390      35,320      29,288
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of period....................  $  35,320   $  29,288   $  24,066
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            PROMUS HOTEL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

NOTE 1.  SUMMARY OF ORGANIZATION AND BUSINESS OPERATIONS

COMPANY HISTORY

     On December 19, 1997, Doubletree Corporation (Doubletree) and Promus Hotel Corporation (PHC) merged in accordance with the Agreement and Plan of Merger (the Merger Agreement or the Merger) by and among Doubletree, PHC and Parent Holding Corp., a newly-formed corporation jointly owned by Doubletree and PHC. This transaction has been accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements have been restated to combine the historical results of both Doubletree and PHC for all periods presented. Concurrent with consummation of the Merger, PHC was renamed Promus Operating Company, Inc. and Parent Holding Corp. was renamed Promus Hotel Corporation. Promus Hotel Corporation and subsidiaries are collectively referred to herein as Promus or the Company.

     On November 8, 1996, the Company acquired Red Lion Hotels, Inc. (Red Lion) in a business combination accounted for as a purchase. Accordingly, the financial results of Red Lion and its subsidiaries are included since November 8, 1996.

     On February 27, 1996, the Company acquired RFS, Inc. (RFS Management) in a transaction accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements have been restated to include the historical results of RFS Management for all periods presented.

     On June 30, 1995, PHC was created when The Promus Companies Incorporated (Parent) completed the transfer of the operations, assets and liabilities of its hotel business to PHC, a new publicly-traded entity. Parent spun-off PHC and distributed its stock to Parent's stockholders on a one-for-two basis effective June 30, 1995 (the Spin-off). The 1995 financial statements include a portion of Parent's historical revenues and expenses for periods before the Spin-off.

DESCRIPTION OF BUSINESS

     Through its wholly-owned subsidiaries, Promus franchises and manages hotels with the following brands: Club Hotel by Doubletree, Doubletree Hotels, Doubletree Guest Suites, Embassy Suites, Hampton Inn, Hampton Inn & Suites and Homewood Suites. Promus may also own all or a portion of these hotels or lease these hotels from others. In addition, Promus leases and manages hotels that are not Promus-branded. At December 31, 1997, Promus franchises 866 hotels and operates 333 hotels, of which 53 hotels are wholly-owned, 22 are partially-owned through joint ventures, 86 are leased from third parties and 172 are managed for third parties. These hotels are located in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and six foreign countries. The Company also operates and licenses vacation interval ownership systems under the Embassy Vacation Resort and Hampton Vacation Resort names.

     Promus' primary focus is to develop, grow and support its franchise and management business. Promus' primary sources of revenues are from the operations of owned and leased hotels, franchise royalty fees and management fees. Promus charges franchisees a royalty fee of up to four percent of room revenues. Management fees are based on a percentage of the managed hotels' gross revenues, operating profits, cash flow, or a combination thereof. Generally, the Company is also reimbursed for certain costs associated with providing central reservations, sales, marketing, accounting, data processing, internal audit and employee training services to hotels.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in accordance with generally accepted accounting principles requires

                            PROMUS HOTEL CORPORATION
management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. While management endeavors to make accurate estimates, actual results could differ from these estimates. Certain financial statement items from prior years have been reclassified to achieve consistency in presentation between Doubletree and PHC.

CASH AND CASH EQUIVALENTS

     For purposes of the statements of cash flows, cash equivalents are highly liquid investments with an original maturity of three months or less.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Improvements that extend the life of the asset are capitalized. Maintenance and repairs are expensed as incurred. Interest expense is capitalized on constructed assets at Promus' overall weighted average borrowing rate. The Company capitalized interest of $1.4 million, $1.6 million and $2.3 million in 1995, 1996 and 1997, respectively. Depreciation expense is calculated using the straight-line method over the shorter of the estimated useful life of the assets or over the related lease term, as follows:

Land improvements..........................................  12 to 15 years
Buildings and improvements.................................  10 to 40 years
Furniture, fixtures and equipment..........................   2 to 15 years

INVESTMENTS

     Investments in partnerships and ventures are accounted for using the equity method of accounting when the Company has a general partnership interest or its limited partnership interest exceeds 5% and the Company does not exercise control over the venture. Profits and losses are allocated in accordance with the partnership or joint venture agreements. The Company's share of the income or losses before interest expense and extraordinary items is included in other fees and income in the accompanying consolidated statements of operations. Promus' proportionate share of interest expense and extraordinary items of such joint ventures is included in interest expense and extraordinary items, respectively, in the accompanying consolidated statements of operations. The Company's proportionate share of interest expense totaled $13.4 million, $12.2 million and $13.3 million for the years ended December 31, 1995, 1996 and 1997, respectively. During 1995, the Company realized its proportionate share of extraordinary gains of $2.8 million (net of tax) related to the early payoff and forgiveness of a portion of debt on two joint venture hotels. All other investments are accounted for using the cost method.

MANAGEMENT AND FRANCHISE CONTRACTS

     Management and franchise contracts acquired in acquisitions that were accounted for as purchases are recorded at the estimated present value of net cash flows expected to be received over the lives of the contracts. This value is amortized using the straight-line method over the estimated weighted average contract life, which ranges from 25 years to 41 years. Costs incurred to acquire individual management and franchise contracts are amortized using the straight-line method over the life of the respective contract. Management and franchise contracts are carried net of accumulated amortization of $17.5 million and $31.9 million at December 31, 1996 and 1997, respectively.

                            PROMUS HOTEL CORPORATION

GOODWILL

     Goodwill arose in connection with purchase acquisitions and is amortized using the straight-line method over 40 years. Goodwill is carried net of accumulated amortization of $2.6 million and $12.1 million at December 31, 1996 and 1997, respectively.

NOTES RECEIVABLE

     Notes receivable consist primarily of loans to owners of managed and franchised hotels. Management considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note. When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. Impairment losses are charged to expense. Generally, cash receipts will first be applied to reduce accrued interest and then to reduce principal.

INVESTMENT IN FRANCHISE SYSTEM

     Promus' investment in its franchise system includes the costs for computer systems to operate the centralized marketing and reservation centers and a property management system that interacts with several operational software packages which are available to each Promus franchised hotel. Promus is reimbursed for these costs by its system funds over their estimated useful lives. In addition to computer system costs, these funds reimburse Promus for related personnel and fringe benefit, advertising, promotional fees and other reservation costs. The owner of each hotel, including Promus' company owned hotels, contributes a percentage of room revenues to its brand's fund.

DEFERRED COSTS AND OTHER ASSETS

     Deferred costs and other assets include escrow deposits, debt issuance costs, franchise application fees paid and cash surrender value of insurance policies. Escrow deposits represent proceeds received from 1997 hotel sales which are expected to be used in 1998 to purchase replacement property, in order for the sales to qualify as like-kind exchanges for income tax purposes. Costs related to the issuance of debt are capitalized and amortized to interest expense over the lives of the related debt.

REVENUE RECOGNITION

     Franchise and management fees, hotel revenues and purchasing and service fees are recognized when earned. Owned hotel revenues and leased hotel revenues represent revenue derived primarily from the rental of rooms and suites and food and beverage sales for hotels owned or leased by the Company.

EARNINGS PER SHARE

     As of December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." In adopting this pronouncement, the Company restated prior period earnings per share data for all periods presented in the accompanying consolidated financial statements. For Promus, basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares include employee stock options, restricted stock and warrants deemed exercisable for the purpose of computing diluted earnings per share. The Company has no other potentially dilutive securities.

                            PROMUS HOTEL CORPORATION

INCOME TAXES

     Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets, including net operating loss carryforwards, and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the new rate is enacted.

LONG-LIVED ASSETS

     The recoverability of hotel real estate, investments, management contracts and goodwill are periodically evaluated to determine whether such costs will be recovered from future operations. Evaluations are based on projected cash flows on an undiscounted basis. If the undiscounted cash flows are insufficient to recover the recorded assets, then the projected cash flows are discounted and an impairment loss is recognized for the difference.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of notes receivable, marketable equity securities, notes payable and interest rate swap agreements. The carrying amounts of financial instruments other than notes receivable and interest rate swap agreements approximate fair value due to the short maturity of those instruments, interest terms or, in the case of marketable equity securities, they are carried at their estimated fair value. The Company has determined that the fair value of its notes receivable approximates carrying value based on interest rate and payment terms the Company would currently offer on notes with similar security to borrowers of similar creditworthiness.

RECENT PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components within the financial statements. SFAS No. 131 established standards requiring public companies to report information about operating segments within the financial statements. Promus will adopt both SFAS No. 130 and SFAS No. 131 in 1998, and these adoptions are not expected to materially impact the Company's financial statements.

NOTE 3.  BUSINESS COMBINATIONS

DOUBLETREE/PROMUS MERGER

     The Company was formed on December 19, 1997, as a result of the Merger of Doubletree and PHC. As a result of the Merger Agreement, (i) Doubletree and PHC became wholly-owned subsidiaries of Promus; (ii) each outstanding share of common stock of Doubletree was converted into one share of common stock of Promus; and (iii) each outstanding share of PHC common stock was converted into
0.925 of a share of common stock of Promus. The Merger qualified as a tax free exchange and was accounted for as a pooling-of-interests. Historical financial results of Doubletree and PHC have been combined for all periods presented.

                            PROMUS HOTEL CORPORATION

     The results of operations for the separate companies and the pro forma combined results presented in the accompanying consolidated financial statements are as follows:

                                                                            (UNAUDITED)
                                                       YEARS ENDED       NINE MONTHS ENDED
                                                      DECEMBER 31,         SEPTEMBER 30,
                                                   -------------------   -----------------
                                                     1995       1996           1997
                                                   --------   --------   -----------------
                                                               (IN THOUSANDS)
Revenues:
  Doubletree.....................................  $185,278   $292,710       $570,446
  PHC............................................   236,551    267,503        223,820
                                                   --------   --------       --------
  Combined.......................................   421,829    560,213        794,266
                                                   ========   ========       ========
Net Income:
  Doubletree.....................................  $ 17,791   $ 25,934       $ 55,518
  PHC............................................    46,579     64,724         87,017
                                                   --------   --------       --------
  Combined.......................................    64,370     90,658        142,535
                                                   ========   ========       ========

     In connection with the Merger, the Company recorded a $115.0 million provision for business combination expenses, including both transaction costs and restructuring costs. Transaction costs of approximately $40.3 million consist primarily of fees for investment bankers, attorneys, accountants, financial printing and other related charges. Restructuring costs of approximately $74.7 million include severance costs, exit costs related to the consolidation of administrative functions, and the write off of certain assets whose benefits will not be realized after the Merger. At December 31, 1997, $70.9 million relating to these obligations was classified within current liabilities.

ACQUISITION OF RED LION HOTELS, INC.

     On November 8, 1996, the Company acquired all of the outstanding common stock of Red Lion in a transaction valued at approximately $1.2 billion. The Company paid $695.0 million in cash, repaid $124.0 million of existing Red Lion indebtedness, issued 7.4 million shares of common stock to the shareholders of Red Lion with a fair value at the date of closing of $291.5 million and assumed net liabilities of $90.0 million. The acquisition has been accounted for as a purchase and the results of operations of Red Lion have been included in the consolidated financial statements since November 8, 1996. The purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired of $365.0 million was recorded as goodwill and is being amortized over a 40 year life. During 1997, the Company finalized the purchase price allocation which resulted in an increase in goodwill of $7.3 million. This increase primarily related to the write-down of certain management contracts terminated since the acquisition date and acquisition-related costs in excess of the original estimates, net of the write-up of a partnership investment to its fair value at acquisition.

                            PROMUS HOTEL CORPORATION

     The following unaudited pro forma summary financial data presents the consolidated results of operations of the Company as if Red Lion had been acquired at the beginning of 1995 with pro forma adjustments to give effect to
(a) amortization of goodwill, (b) additional depreciation expense as a result of a step-up in the basis of properties and equipment and investments in unconsolidated joint ventures, (c) increased interest expense on acquisition debt (d) the operating results of three hotels acquired in 1996 and (e) related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would actually have resulted had the combination been in effect on the date indicated:

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1995       1996
                                                              --------   --------
                                                                (UNAUDITED)(IN
                                                               THOUSANDS, EXCEPT
                                                              PER SHARE AMOUNTS)
Revenues....................................................  $786,930   $890,552
Operating income............................................   182,817    230,445
Income before taxes and extraordinary items.................   119,330    180,541
Net income..................................................    70,904    105,984
Basic earnings per share....................................  $   0.83   $   1.22
Diluted earnings per share..................................  $   0.82   $   1.21

ACQUISITION OF RFS, INC.

     In February 1996, the Company issued 2.7 million shares of common stock in exchange for all of the outstanding stock of RFS Management in a transaction accounted for as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements were restated to include the results of RFS Management for all periods presented.

ACQUISITION OF HARRISON CONFERENCE ASSOCIATES, INC.

     In January 1998, the Company acquired Harrison Conference Associates, Inc. (Harrison) for approximately $60.2 million cash in a transaction accounted for as a purchase. Harrison is a leading conference center operator with over 1,200 rooms under management, including two owned and seven managed properties.

NOTE 4.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1996         1997
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Land and improvements.......................................  $  147,394   $  140,826
Buildings and improvements..................................     683,698      682,113
Furniture, fixtures and equipment...........................     215,253      207,422
Construction in progress....................................      36,120       55,878
                                                              ----------   ----------
                                                               1,082,465    1,086,239
Accumulated depreciation....................................    (126,579)    (126,008)
                                                              ----------   ----------
                                                              $  955,886   $  960,231
                                                              ==========   ==========

                            PROMUS HOTEL CORPORATION

NOTE 5.  NOTES RECEIVABLE

     Notes receivable consist of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1996      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Secured:
Due from Red Lion MLP.......................................  $24,405   $23,133
Secured notes, with interest at rates varying from
  8.0%-11.5%, maturing through 2016.........................   34,161    38,241
                                                              -------   -------
                                                               58,566    61,374
Unsecured:
Candlewood $15.0 million credit facility, with interest at
  rates varying from 7.0%-10.0%, maturing in 2001...........   12,065    14,608
Unsecured notes, with interest at rates varying from
  5.8%-15.0%, maturing through 2007.........................   15,590    14,541
                                                              -------   -------
                                                               86,221    90,523
  Less current portion......................................     (592)   (1,071)
                                                              -------   -------
                                                              $85,629   $89,452
                                                              =======   =======

     Interest is generally received monthly with principal due upon the earlier of termination of the management contract or sale of the hotel. Certain of the notes receivable bear a variable interest rate based on Prime or LIBOR. At December 31, 1997, the variable interest rates ranged from Prime minus 1.5% (7.0% at December 31, 1997) to Prime plus 2% (10.5% at December 31, 1997). At December 31, 1997, management does not consider any of its notes receivable to be impaired. The Company is the 1.99% general partner of Red Lion Inns Limited Partnership, a publicly-traded master limited partnership (Red Lion MLP). Red Lion MLP owns 10 hotels which are also managed by the Company under a long-term management agreement. In connection with its responsibilities as general partner, the Company advanced funds for capital improvements and other operating needs. These advances generally bear interest at Prime plus 0.5% (9.0% at December 31, 1997). Advances include approximately $5.3 million at December 31, 1997 which are noninterest bearing and represent the funding of partnership distributions and the deferral of incentive management fees due to insufficient Cash Flow, as defined. On December 30, 1997, Red Lion MLP agreed to a proposed merger transaction with a third party which, subject to approval by the unitholders, is expected to close in the second quarter of 1998. This proposed merger will result in the Company being paid in full for these advances upon closing.

NOTE 6.  INVESTMENTS

     Investments consist of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1996       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Hotel partnerships..........................................  $132,550   $168,884
Investments in common stock (at market).....................   113,392     63,304
Convertible preferred stock.................................    18,500     18,500
                                                              --------   --------
                                                              $264,442   $250,688
                                                              ========   ========

     The Company's noncontrolling general and/or limited partnership interests in hotel partnerships range from less than 1.0% to 50.0%. Investments in common stock are carried at market value and include investments in FelCor Suite Hotels, Inc. and FelCor Limited Partnership (collectively, FelCor), Equity Inns,

                            PROMUS HOTEL CORPORATION

Inc. (Equity), Winston Hotels, Inc. (Winston) and RFS Hotel Investors, Inc.
(RHI). Promus' cost of these investments at December 31, 1996 and 1997 was approximately $84.3 million and $40.1 million, respectively.

     In 1995, Promus entered into two agreements with FelCor. Under these agreements, the Company purchased $25.0 million of FelCor limited partnership interests and $50.0 million of FelCor common stock. FelCor used the proceeds to help acquire all-suites upscale hotels that it converted to the Embassy Suites brand, including the acquisition of Crown Sterling Suite Hotels. The limited partnership interests may be converted to shares of FelCor common stock on a one-for-one basis and the common stock may be sold on the open market. During 1997, Promus sold approximately $38.9 million of its original investment in FelCor stock, resulting in a pre-tax gain of approximately $11.2 million.

     During 1996, Promus entered into agreements with Equity and Winston whereby Promus would invest up to $15.0 million in the common stock of both Equity and Winston in conjunction with their purchase of hotels from the Company. During 1996, Promus invested $7.1 million and $1.5 million in the common stock of Equity and Winston, respectively, in exchange for their purchase of four hotels and one hotel, respectively. During 1997, Promus sold approximately $5.5 million of its original Equity stock, resulting in a pre-tax gain of $1.8 million.

     In 1996, the Company, through RFS Management, purchased 973,684 shares of convertible preferred stock of RHI for $19 per share, or approximately $18.5 million. This investment is recorded at cost as there is no ready market for these securities. The convertible preferred stock pays a fixed annual dividend of $1.45 per share and is convertible on a one-for-one basis at the end of seven years. RHI also owns a partnership in which the Company has an investment. This partnership investment is convertible into common stock of RHI. RHI granted the Company a 10- year first right of refusal to manage and lease future hotels acquired or developed by RHI. The Company has committed to RHI to maintain $15.0 million of net worth in RFS Management.

NOTE 7.  LEASES

     The Company leases hotel properties, land and administrative office space. All such leases are operating leases. As of December 31, 1995, 1996 and 1997, the Company leased 53, 82 and 86 hotels, respectively. As of December 31, 1997, 61 of these hotels are leased from RHI. All of the Company's hotel leases require the payment of rent equal to the greater of fixed base rent or percentage rent based on a percentage of gross room revenue, beverage revenue and food revenue (if the hotel offers food and beverage service) and expire beginning December 1999 through July 2015, with varying renewal options. Substantially all of the hotels leased from RHI are cross-defaulted with one another. Promus' land leases represent ground leases for certain owned hotels and, in addition to minimum base rental payments, may require the payment of percentage rents based on hotel revenues, a share of maintenance expenses and/or real estate taxes.

     Total rent expense incurred under the Company's leases was as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                           ----------------------------
                                                            1995      1996       1997
                                                           -------   -------   --------
Hotel and ground leases:
  Base rent..............................................  $31,331   $35,776   $ 63,994
  Percentage rent........................................   26,106    40,121     57,786
Other Leases.............................................    2,460     2,814      3,412
                                                           -------   -------   --------
          Total..........................................  $59,897   $78,711   $125,192
                                                           =======   =======   ========

                            PROMUS HOTEL CORPORATION

     The following is a schedule of future minimum rental payments required under Promus' noncancelable operating leases for years ending December 31, as follows:

                                                              (IN THOUSANDS)
1998........................................................     $ 64,430
1999........................................................       63,930
2000........................................................       58,721
2001........................................................       57,673
2002........................................................       57,443
Thereafter..................................................      271,769
                                                                 --------
          Total future minimum lease payments                    $573,966
                                                                 ========

NOTE 8.  NOTES PAYABLE

     Promus' indebtedness consists of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1996       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Promus Facility.............................................  $243,100   $607,050
Term loans repaid in December 1997..........................   461,600         --
Mortgages, LIBOR plus 1.5% -- 8.6%, maturities through
  2005......................................................    84,500     85,037
Convertible rate term loan..................................        --     20,000
Notes payable and other unsecured debt, 8.7%-13.0%,
  maturities through 2022...................................     5,752      5,911
                                                              --------   --------
                                                               794,952    717,998
Current portion of notes payable............................    (5,778)   (46,020)
                                                              --------   --------
                                                              $789,174   $671,978
                                                              ========   ========

     Annual maturities of long-term debt are: 1998, $46.0 million; 1999, $0.8 million; 2000, $0.9 million; 2001, $0.9 million; 2002, $663.7 million and $5.6 million, thereafter.

PROMUS FACILITY

     Concurrent with the Merger, Promus entered into a $1.0 billion revolving credit facility (the Promus Facility), under which it borrowed $592.0 million on December 19, 1997. These funds were used to repay the existing bank facilities of both Doubletree and PHC. The Promus Facility consists of a $750.0 million revolving credit facility which matures on December 19, 2002 (the Five-Year Revolver) and a $250.0 million annually extendible revolving credit facility (the Extendible Revolver) which matures on December 18, 1998. The Extendible Revolver is convertible into a four-year term loan with equal amortizing payments over the four-year period. Interest on the drawn portion of the Promus Facility is, at the Company's option, equal to either (i) the base rate, as defined, or (ii) LIBOR plus the applicable spread. Both agreements incorporate a tiered scale that defines the applicable LIBOR spread and a facility fee based upon the more favorable of the Company's current debt rating or leverage ratio, as defined. At December 31, 1997, the LIBOR spread on the Five-Year Revolver and the Extendible Revolver was 0.25% and 0.27%, respectively, and the facility fee required on the total amount of the Five-Year Revolver and the Extendible Revolver was 0.125% and 0.105%, respectively. At December 31, 1997, the weighted average interest rate on outstanding Promus Facility borrowings, including the applicable LIBOR spread, was 6.6%. Both the Five-Year Revolver and the Extendible Revolver are unsecured. The Promus Facility contains provisions that restrict certain investments, limit the Company's ability to dispose of property and require that certain performance ratios be maintained. As of December 31, 1997, Promus was in compliance with all such covenants.

                            PROMUS HOTEL CORPORATION

     The Five-Year Revolver also provides a sublimit for letters of credit of $100.0 million. At December 31, 1997, approximately $16.0 million in letters of credit were outstanding under this agreement.

CONVERTIBLE RATE TERM LOAN

     In the fourth quarter of 1997, the Company obtained a $20.0 million five-year convertible rate unsecured term loan, the proceeds of which were used to retire a portion of PHC's previous credit facility. This loan bears interest for two years at the three-month LIBOR rate minus 15 basis points (5.7% at December 31, 1997). At the beginning of the third year, the rate changes to a fixed rate of 6.7%. The bank may elect to convert this fixed rate to the three-month LIBOR rate plus 32.5 basis points, under a conversion option that is exercisable annually beginning on October 28, 1999.

DERIVATIVE FINANCIAL INSTRUMENTS

     Promus' use of derivative financial instruments is limited to the management of its interest rate exposure. The Company maintains interest rate swap agreements which exchange floating interest payments for fixed interest payments over the life of the agreements. Existing swap agreements, with an aggregate notional amount of $389.8 million, expire between December 1998 and January 2002, and as of December 31, 1997 carried a weighted average fixed rate of approximately 6.1% and a weighted average effective rate of 6.7% (including the applicable spreads). The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense. At December 31, 1997, the fair value of the swap agreements, which Promus would have been required to pay to terminate them, was approximately $2.1 million.

     These agreements contain a credit risk that the counterparties may be unable to meet the terms of the agreements. Promus minimizes that risk by evaluating the creditworthiness of its counterparties, which are limited to major banks and financial institutions, and does not anticipate nonperformance by the counterparties.

NOTE 9.  STOCKHOLDERS' EQUITY

     One special right (Right) is attached to each outstanding share of common stock. These Rights entitle the holders to purchase, under certain conditions, units consisting of fractional shares of preferred stock at an exercise price to be determined by Promus' Board of Directors. Under certain conditions, the rights also entitle the holders to purchase, at the Rights' then exercise price, new shares of common stock having a market value of twice the Rights' exercise price. These Rights expire on December 17, 2007, unless Promus decides to redeem them earlier at $0.01 per Right or upon the occurrence of certain other events.

     In April 1997, PHC's Board of Directors authorized PHC to repurchase, in open market, negotiated or block transactions, up to $150.0 million of its common stock for general corporate purposes and future strategic investments. PHC repurchased 1,573,800 shares of its common stock at a cost of $60.0 million. Repurchases of these shares were funded primarily through operating cash flows. All shares repurchased have been retired and are not available for reissuance. As a result of the Merger of PHC into Promus, the Company terminated this share repurchase program.

     In addition to its common stock, the Company has 10,000,000 shares of authorized but unissued preferred stock, with a $0.01 par value.

                            PROMUS HOTEL CORPORATION

NOTE 10.  EARNINGS PER SHARE

     The following table reflects Promus' weighted average common shares outstanding and the impact of its dilutive common share equivalents:

                                                             YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1995      1996      1997
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Basic weighted average shares outstanding.................   69,351    72,581    86,573
  Effect of dilutive securities:
     Restricted stock.....................................       38        14        15
     Stock options and warrants...........................      531       984     1,316
                                                            -------   -------   -------
Diluted weighted average shares outstanding...............   69,920    73,579    87,904
                                                            =======   =======   =======

     Options to purchase approximately 1,078,000, 792,000 and 54,000 shares of common stock were outstanding at December 31, 1995, 1996 and 1997, respectively, but were not included in the above computations of diluted weighted average outstanding shares because the options' exercise prices were greater than the average market price of the common shares.

NOTE 11.  TRANSACTIONS WITH RELATED PARTIES

     Revenues and expenses include amounts derived from or paid to entities in which affiliates of the Company own interests and, in general, exercise operational control. A summary of these transactions is as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1995      1996      1997
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Revenues
  Franchise and management fees...........................  $11,962   $11,198   $12,925
  Interest income.........................................      898       881     1,192
  Purchasing and service fees.............................       71       279       383
Expenses
  Hotel rent..............................................    2,031     4,123     5,407

     Amounts due from affiliates included in accounts receivable at December 31, 1996 and 1997 are $5.3 million and $4.1 million, respectively. Notes receivable include amounts due from affiliates at December 31, 1996 and 1997 of $5.9 million and $6.0 million, respectively.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

     Promus is liable under certain lease agreements pursuant to which it has assigned the direct obligation to third party interests. Additionally, Promus manages certain hotels for others under agreements that provide for payments or loans to the hotel owners if stipulated levels of financial performance are not maintained. The Company has also provided guarantees for certain loans and leases related to joint venture investments. Management believes the likelihood is remote that material payments will be required under these agreements. Promus' estimated maximum exposure under such agreements is approximately $38.0 million over the next 30 years. Promus also has construction commitments pursuant to development agreements, other than those specifically discussed below, of approximately $18.0 million.

FELCOR AGREEMENTS

     In connection with its FelCor agreements, Promus has guaranteed repayment of a third party loan to FelCor of up to $25.0 million. During 1997, Promus announced the formation of a new strategic alliance with FelCor, under which Promus committed to construct at least five Embassy Suites hotel properties. Upon

                            PROMUS HOTEL CORPORATION
completion of these developments, FelCor will purchase a 90% interest in the properties. As part of this new alliance, Promus sold two company owned Embassy Suites hotels to FelCor for approximately $46.7 million. Promus will receive 20-year license agreements and 15-year management contracts for all hotels developed pursuant to this agreement. In 1997, FelCor also purchased two Embassy Suites hotels from a joint venture in which Promus owned a 50% interest.

     FelCor owns or has an interest in 64 Promus hotels as of December 31, 1997, which represents 5% and 8% of all Promus brand hotels and hotel rooms, respectively. These hotels contributed approximately 13% of the Company's franchise and management fee revenue for 1997. Of these 64 hotels, the Company owns a 50% interest in 12 hotels.

SHC AGREEMENTS

     During 1997, Promus announced the formation of a strategic alliance with Strategic Hotel Capital, Inc. (SHC), under which Promus committed to construct at least ten Embassy Suites hotel properties. Upon completion of these developments. SHC will purchase these hotel properties at Promus' cost. As part of this new alliance, Promus sold two of its owned Embassy Suites hotels to SHC for approximately $65.0 million. Promus will receive 20-year license agreements and management contracts for all hotels developed pursuant to this agreement. In 1997, SHC also purchased two Embassy Suites hotels from a joint venture in which Promus owned a minority interest.

PROMUS ACCEPTANCE CORP.

     In 1997 the Company announced the formation of Promus Acceptance Corp. (ProMAC). ProMAC provides first mortgage financing to Promus franchisees for newly constructed Hampton Inn, Hampton Inn & Suites and Homewood Suites hotels. ProMAC will issue up to $120.0 million in commercial paper backed by a liquidity facility from participating financial institutions. The terms generally provide for favorably priced floating and fixed rate loans ranging from $3.5 million to $8.0 million with six-year terms and 20-year amortization schedules. Promus has provided a guarantee up to $36.0 million on loans outstanding under the program, and has also provided a $1.0 million working capital guarantee to ProMAC. Additionally, Promus has provided a $2.0 million start-up loan to ProMAC, which earns interest at Prime and matures in April 2005.

CANDLEWOOD

     A subsidiary of the Company has committed to provide credit support for a loan facility utilized by Candlewood to provide construction and permanent financing to Candlewood and its franchisees on terms that, in most cases, are more attractive than those which could otherwise be obtained. The Company's maximum exposure on any individual loan will range from $0.9 million to $1.9 million per hotel, with the aggregate amount of exposure for all such credit support capped at $30.0 million. As of December 31, 1997, the Company has guaranteed $22.8 million in such financing.

LITIGATION

     The Company is party to various inquiries, administrative proceedings and litigation relating to contracts, sales of property and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management believes that the final outcome of these matters will not have a material impact on Promus' consolidated financial position or its results of operations.

                            PROMUS HOTEL CORPORATION

SELF-INSURANCE RESERVES

     Promus self-insures various levels of general liability, workers' compensation and employee medical coverage. All self-insurance reserves include accruals of estimated settlements for known claims, as well as accruals of actuarial estimates of incurred but not reported claims. These estimates are based on historical information along with certain assumptions about future events. Though changes in assumptions for such things as medical costs and legal expenses, as well as changes in actual experience, could cause these estimates to change significantly in the near term, the Company maintains stop-loss insurance to minimize the effect of large claims on its financial results.

NOTE 13.  EMPLOYEE BENEFIT PLANS

RETIREMENT SAVINGS PLANS

     Promus and its subsidiaries maintain three defined contribution savings and retirement plans. Employees who are over 21 years of age and have completed one year of service are eligible to participate in the plans. Depending on the plan, participating employees may elect to make pre-tax and after-tax contributions of up to 16 percent of their eligible earnings and the Company matches employee contributions up to 6% of an employee's eligible compensation. Amounts contributed to the plans are invested in one or more investment funds, at the participant's option.

     The Company also has two nonqualified supplemental employee retirement plans (SERP). One SERP was designed to supplement key employees whose benefits would otherwise be reduced or lost due to the statutory limits of 401(k) plans. This plan is fully funded. The second plan was designed to supplement retirement income for certain executive officers of the Company. The liability under this plan at December 31, 1997 was $3.8 million.

     The aggregate expense to the Company under all retirement savings plans amounted to $1.0 million, $2.0 million and $4.5 million for the years ended December 31, 1995, 1996 and 1997, respectively.

DEFERRED COMPENSATION PLANS

     Promus has deferred compensation plans under which certain employees may defer a portion of their compensation. Amounts deposited into these plans are unsecured and earn interest at rates approved by the Human Resources Committee of the Board of Directors. In connection with the administration of the deferred compensation plans, company-owned life insurance policies have been purchased. As of December 31, 1996 and 1997, the total liability under these plans was $11.2 million and $14.5 million, respectively, and the related value of life insurance policies and other investments was $12.1 million and $18.0 million, respectively.

NOTE 14.  STOCK OPTIONS

     The 1997 Equity Participation Plan (the Plan) is a new stock option plan, approved in conjunction with the Merger, in which options may be granted to key personnel to purchase shares of the Company's stock at a price not less than the current market price at the date of grant. The options vest annually and ratably over a four year period from the date of grant and expire ten years after the grant date. An aggregate of 10,000,000 shares have been authorized for issuance. The Plan also provides for the issuance of stock appreciation rights, restricted stock or other awards.

     Additionally, both PHC and Doubletree had stock option plans prior to the Merger date. Concurrent with the Merger, options were issued by Promus to replace PHC options and Doubletree options which were outstanding under the prior plans. The replacement options were issued with identical remaining terms and conditions, except such options were immediately vested, in accordance with the terms of the prior plans.

                            PROMUS HOTEL CORPORATION

     Promus applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the consolidated statements of operations for these plans. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has estimated the fair value of each option grant using the Black-Scholes option-pricing model. Had compensation cost for awards under the Plan and each predecessor plan been determined based on the fair value at the grant dates, Promus' net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             1995      1996      1997
                                                            -------   -------   -------
                                                                  (IN THOUSANDS,
                                                            EXCEPT EARNINGS PER SHARE)
Net income
  As reported.............................................  $64,370   $90,658   $95,436
  Pro forma...............................................   60,144    85,184    86,544
Basic earnings per share
  As reported.............................................  $  0.93   $  1.25   $  1.10
  Pro forma...............................................     0.87      1.17      1.00
Diluted earnings per share
  As reported.............................................  $  0.92   $  1.23   $  1.09
  Pro forma...............................................     0.86      1.16      0.98

     A summary of Promus stock option transactions, from January 1, 1995 through December 31, 1997, are as follows:

                                                        OPTIONS OUTSTANDING
                                                        --------------------
                                                        WEIGHTED                 COMMON
                                                        AVERAGE                  STOCK
                                                        EXERCISE               AVAILABLE
                                                         PRICE      NUMBER     FOR GRANT
                                                        --------   ---------   ----------
  Balance -- January 1, 1995..........................   $13.69      967,500    2,332,500
  Granted.............................................    24.97      850,814     (850,814)
  Approval of new options.............................       --           --    3,330,000
  Replacement options granted at Spin-Off.............    18.18    1,145,926   (1,145,926)
  Exercised...........................................     9.61      (32,106)          --
  Canceled............................................    17.88      (59,983)      59,983
                                                                   ---------   ----------
  Balance -- December 31, 1995........................    18.78    2,872,151    3,725,743
  Granted.............................................    34.27    2,333,230   (2,333,230)
  Exercised...........................................    13.83      (89,206)          --
  Canceled............................................    22.91     (167,386)     167,386
                                                                   ---------   ----------
  Balance -- December 31, 1996........................    26.03    4,948,789    1,559,899
  Approval of new options.............................       --           --   11,200,000
  Granted.............................................    39.91    4,503,369   (4,503,369)
  Exercised...........................................    16.52     (410,851)          --
  Canceled............................................    27.02     (160,334)  (1,769,530)
                                                                   ---------   ----------
  Balance -- December 31, 1997........................   $33.49    8,880,973    6,487,000
                                                                   =========   ==========
  Options exercisable at December 31,
    1996..............................................   $13.09      985,921
    1997..............................................    29.44    5,367,973

     The weighted average fair value of options granted by Promus based on the Black-Scholes option-pricing model for the options granted during 1995, 1996 and 1997 are $10.75, $10.71 and $19.47, respectively.

                            PROMUS HOTEL CORPORATION

Assumptions included risk-free interest rates ranging from 5.9% to 6.2%, expected lives of 4.0 years to 6.0 years, volatility factors of 30% to 40%, and no dividends.

     The following table summarizes information about options outstanding at December 31, 1997:

                                                  OPTIONS OUTSTANDING
                                        ---------------------------------------      OPTIONS EXERCISABLE
                                                          WEIGHTED                -------------------------
                                            NUMBER         AVERAGE     WEIGHTED       NUMBER       WEIGHTED
                                        OUTSTANDING AT    REMAINING    AVERAGE    EXERCISABLE AT   AVERAGE
                                         DECEMBER 31,    CONTRACTUAL   EXERCISE    DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES                     1997           LIFE        PRICE          1997         PRICE
------------------------                --------------   -----------   --------   --------------   --------
$2.61 to $25.50.......................    1,415,124         6.08        $14.35      1,415,124       $14.35
$26.55 to $34.73......................    2,158,335         8.04         29.76      2,158,335        29.76
$34.75 to $39.69......................    3,541,825         9.96         39.67         28,825        37.38
$40.13 to $46.50......................    1,765,689         9.10         41.01      1,765,689        41.01
                                          ---------         ----        ------      ---------       ------
                                          8,880,973         8.86        $33.49      5,367,973       $29.44
                                          =========         ====        ======      =========       ======

NOTE 15.  INCOME TAXES

     Income tax expense attributable to income before extraordinary items consisted of the following:

                                                            1995      1996       1997
                                                           -------   -------   --------
                                                                  (IN THOUSANDS)
Current
  Federal................................................  $25,813   $40,535   $ 79,559
  State..................................................    4,421     9,085     16,843
Deferred
  Federal................................................    5,836     8,612    (13,410)
  State..................................................    4,217       894     (3,328)
                                                           -------   -------   --------
                                                           $40,287   $59,126   $ 79,664
                                                           =======   =======   ========

     The differences between the statutory federal income tax rate and the effective tax rate expressed as a percentage of income before income taxes and extraordinary items were as follows:

                                                              1995    1996    1997
                                                              ----    ----    ----
Income tax expense at federal statutory rate................  35.0%   35.0%   35.0%
Business combination expenses...............................    --      --     6.6
State taxes, net of federal tax benefit.....................   5.6     4.0     4.3
Goodwill and other permanent differences....................   0.2     0.6     2.2
Tax reserve reduction.......................................  (1.3)   (1.7)   (2.8)
Other.......................................................   0.1     1.6     0.2
                                                              ----    ----    ----
                                                              39.6%   39.5%   45.5%
                                                              ====    ====    ====

     As a result of the acquisition of the common stock of Red Lion, the allocation of the purchase price to the assets and liabilities for financial reporting purposes significantly exceeds the tax basis carried over from Red Lion. Accordingly, the acquisition created nondeductible goodwill and substantial temporary differences. The

                            PROMUS HOTEL CORPORATION
tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                                1996        1997
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $   7,351   $   4,181
  Compensation..............................................      5,777      22,280
  Deferred income...........................................      4,300       3,102
  Business combination expenses.............................        973      11,287
  Reserves..................................................     13,194       7,137
  Other.....................................................        601       1,210
  Valuation allowance.......................................     (5,434)     (3,781)
                                                              ---------   ---------
          Total deferred tax assets.........................     26,762      45,416
                                                              ---------   ---------
Deferred tax liabilities:
  Basis difference in other assets..........................   (178,370)   (167,637)
  Property and equipment....................................    (90,706)   (101,736)
  Investments...............................................    (34,638)    (29,313)
  Franchise system fund prepayments.........................     (1,921)     (3,338)
                                                              ---------   ---------
          Total deferred tax liabilities....................   (305,635)   (302,024)
                                                              ---------   ---------
Net deferred tax liability..................................  $(278,873)  $(256,608)
                                                              =========   =========

     The Company estimates that, more likely than not, it will not realize a portion of the benefits of its deferred tax assets. Accordingly, it has established a valuation allowance to reflect this uncertainty. The valuation allowance was established as a result of deferred tax assets created by previous business combinations in accordance with purchase accounting methodology and, to the extent the tax benefits to which this allowance relates are recognized, the reduction in the valuation allowance will be applied to reduce goodwill. During 1995, 1996 and 1997, $1.5 million, $0.5 million and $1.6 million was used and credited to goodwill, respectively.

     The Company's federal net operating loss carryforwards (NOLs) of $10.8 million expire as follows:

YEAR OF EXPIRATION                                    AMOUNT OF FEDERAL NOLS
------------------                                    ----------------------
                                                          (IN THOUSANDS)
2005................................................          $9,827
2008................................................             968

     Total NOLs for state income tax purposes are less than the amounts stated above due primarily to shorter carryforward periods.

TAX SHARING AGREEMENT

     In connection with the Spin-Off, PHC and Parent entered into a tax sharing agreement that defines each company's rights and obligations with respect to deficiencies and refunds of federal, state and other income or franchise taxes relating to Promus' business for tax years prior to the Spin-off and with respect to certain tax attributes of Promus after the Spin-off. Promus will reimburse Parent for the portion of subsequent tax liability redeterminations relating to the Parent's hotel operations.

                            PROMUS HOTEL CORPORATION

NOTE 16.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

     Other current assets consist of the following:

                                                               1996      1997
                                                              -------   -------
                                                               (IN THOUSANDS)
Federal and state income tax receivables....................  $ 5,120   $17,361
Prepayments.................................................    7,019     9,507
Deferred tax assets.........................................      932     8,251
Other.......................................................    6,622     8,103
                                                              -------   -------
                                                              $19,693   $43,222
                                                              =======   =======

     Accounts payable and accrued expenses consist of the following:

                                                                1996       1997
                                                              --------   --------
                                                                (IN THOUSANDS)
Business combination accruals...............................  $ 21,791   $ 70,879
Self-insurance reserves.....................................    23,845     31,654
Accounts payable............................................    31,966     31,404
Accrued payroll and other compensation......................    39,163     31,275
Operating leases payable....................................     8,305     12,146
Refundable deposits and customer funds......................     6,288     10,845
Taxes payable, other than income taxes......................    10,547     10,495
Other.......................................................    19,530     22,226
                                                              --------   --------
                                                              $161,435   $220,924
                                                              ========   ========

NOTE 17.  SUPPLEMENTAL CASH FLOW INFORMATION

     The historical assets and liabilities of the hotel business, transferred to PHC by its Parent, and the issuance of PHC common stock were completed in connection with the Spin-off in 1995. These noncash transactions have been excluded from the consolidated statements of cash flows.

     Cash paid for interest, net of interest capitalized, amounted to $17.7 million, $22.9 million, and $56.2 million for the years ended December 31, 1995, 1996 and 1997, respectively. Cash paid for income taxes amounted to $19.7 million, $62.0 million and $100.5 million for the years ended December 31, 1995, 1996 and 1997, respectively.

                            PROMUS HOTEL CORPORATION

NOTE 18.  SUMMARIZED FINANCIAL INFORMATION

     Promus Hotels, Inc. (PHI) is a wholly-owned subsidiary of PHC and an entity through which a significant portion of the operations of Promus are conducted. Among other things, PHI holds the franchise license for many of the Company's franchised hotels. Summarized financial information for PHI, prepared on the same basis as Promus, as of and for the years ended December 31, is as follows:

                                                           1995       1996       1997
                                                         --------   --------   --------
                                                                 (IN THOUSANDS)
                                        ASSETS
Current assets.........................................             $ 29,397   $ 38,491
Property and equipment, net............................              320,413    336,553
Other assets...........................................              276,876    271,516
                                                                    --------   --------
                                                                    $626,686   $646,560
                                                                    --------   --------

                                      LIABILITIES
Current liabilities....................................             $ 50,561   $ 70,843
Notes payable..........................................              243,682    212,233
Other long-term obligations............................               81,621     91,476
                                                                    --------   --------
                                                                     375,864    374,552
                                                                    --------   --------
          Net assets...................................             $250,822   $272,008
                                                                    ========   ========
Revenues...............................................  $236,513   $266,625   $289,905
                                                         ========   ========   ========
Operating income.......................................  $104,137   $129,496   $104,079
                                                         ========   ========   ========
Net income.............................................  $ 46,895   $ 65,124   $ 73,698
                                                         ========   ========   ========

                            PROMUS HOTEL CORPORATION

NOTE 19.  QUARTERLY RESULTS OF OPERATIONS

                                                         FIRST      SECOND     THIRD      FOURTH
                                                        QUARTER    QUARTER    QUARTER    QUARTER
                                                        --------   --------   --------   --------
                                                                       (UNAUDITED)
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997 ACTUAL
Revenues..............................................  $259,486   $260,065   $274,715   $243,745
Operating income (loss)...............................    74,821     70,121     89,358    (50,398)
Net income (loss).....................................    38,902     47,376     56,257    (47,099)
Basic earnings (loss) per share(a)....................  $   0.45   $   0.55   $   0.65   $  (0.55)
Basic weighted average shares outstanding.............    87,097     86,916     86,206     86,050
Diluted earnings (loss) per share (a).................  $   0.44   $   0.54   $   0.64   $  (0.54)
Diluted weighted average shares outstanding...........    88,420     88,225     87,939     87,620
1996 ACTUAL
Revenues..............................................  $113,787   $129,994   $138,921   $177,511
Operating income......................................    33,768     42,388     48,201     40,999
Net income............................................    17,627     25,685     27,712     19,634
Basic earnings per share(a)...........................  $   0.25   $   0.37   $   0.39   $   0.25
Basic weighted average shares outstanding ............    69,581     70,087     70,588     80,086
Diluted earnings per share(a).........................  $   0.25   $   0.36   $   0.39   $   0.24
Diluted weighted average shares outstanding...........    70,293     70,982     71,713     81,412
1996 PRO FORMA(B)
Revenues..............................................  $200,941   $228,558   $239,438   $221,615
Operating income......................................    44,570     62,203     72,040     51,632
Net income............................................    17,475     30,659     34,927     22,923
Basic earnings per share(a)...........................  $   0.20   $   0.35   $   0.40   $   0.26
Basic weighted average shares outstanding ............    86,031     86,537     87,038     87,059
Diluted earnings per share(a).........................  $   0.20   $   0.35   $   0.40   $   0.26
Diluted weighted average shares outstanding...........    86,743     87,432     88,163     88,385

---------------

(a) The sum of the quarterly per share amounts may not equal the annual amount reported, as per share amounts are computed independently for each quarter while the full year is based on the annual weighted average shares outstanding.
(b) Pro forma information is presented to give effect to the acquisition of Red Lion and related transactions as if they had occurred on January 1, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

DIRECTORS

     See the information regarding the names, ages, positions and prior business experience of the directors of the Company set forth on pages 6 through 8 of the Proxy Statement, which pages are incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

     See "Executive Officers of the Registrant" on page 16 in Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

     See the information set forth in the Proxy Statement on pages 8 and 9 thereof entitled "Compensation of Directors" and the information on pages 17 through 22 thereof. The information on pages 8 and 9 of the Proxy Statement entitled "Compensation of Directors" and the information on pages 17 through 22 of the Proxy Statement entitled "Summary Compensation Table," "Options Granted in 1997," "Aggregated Option Exercises in 1997 and December 31, 1997, Option Values," and "Certain Employment Arrangements" is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information set forth in the Proxy Statement on pages 4 through 6 thereof entitled "Ownership of the Capital Stock of the Company" which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information set forth in the Proxy Statement entitled "Certain Transactions" on pages 24 through 26 thereof, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Financial Statements

     1. The financial statements contained in the accompanying Index to Consolidated Financial Statements covered by the Independent Auditors' Report are filed as part of this Report (see page 32).

     2. Financial Statement Schedules

     None

     3. Exhibits

     The list of exhibits contained in the Index to Exhibits are filed as part of this Report (see page 61).

     (b) Reports on Form 8-K

     One report on Form 8-K was filed by the Company during the fourth quarter of 1997. This report was filed on December 22, 1997 and reported the Merger under Item 2, the adoption of a stockholder rights agreement under Item 5, and financial information under Item 7. No financial statements were included in this Form 8-K; however, financial statements of PHC and Doubletree, together with proforma financial information, were incorporated by reference in this Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROMUS HOTEL CORPORATION

                                          By:    /s/ RAYMOND E. SCHULTZ
                                            ------------------------------------
                                                    Raymond E. Schultz,
                                                          Chairman

Dated: March 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ RICHARD J. FERRIS                             Director              March 24, 1998
-----------------------------------------------------
                  Richard J. Ferris

               /s/ PRISCILLA FLORENCE                             Director              March 24, 1998
-----------------------------------------------------
                 Priscilla Florence

                  /s/ DALE F. FREY                                Director              March 24, 1998
-----------------------------------------------------
                    Dale F. Frey

               /s/ CHRISTOPHER W. HART                            Director              March 24, 1998
-----------------------------------------------------
                 Christopher W. Hart

               /s/ RICHARD M. KELLEHER                            Director              March 24, 1998
-----------------------------------------------------
                 Richard M. Kelleher

              /s/ MICHAEL W. MICHELSON                            Director              March 24, 1998
-----------------------------------------------------
                Michael W. Michelson

                  /s/ JOHN H. MYERS                               Director              March 24, 1998
-----------------------------------------------------
                    John H. Myers

                 /s/ C. WARREN NEEL                               Director              March 24, 1998
-----------------------------------------------------
                   C. Warren Neel

                 /s/ MICHAEL D. ROSE                              Director              March 24, 1998
-----------------------------------------------------
                   Michael D. Rose

                 /s/ MICHAEL I. ROTH                              Director              March 24, 1998
-----------------------------------------------------
                   Michael I. Roth

               /s/ RAYMOND E. SCHULTZ                       Chairman of the Board       March 24, 1998
-----------------------------------------------------    and Chief Executive Officer
                 Raymond E. Schultz                     (Principal Executive Officer)

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                    /s/ JAY STEIN                                 Director              March 24, 1998
-----------------------------------------------------
                      Jay Stein

                  /s/ RONALD TERRY                                Director              March 24, 1998
-----------------------------------------------------
                    Ronald Terry

               /s/ PETER V. UEBERROTH                             Director              March 24, 1998
-----------------------------------------------------
                 Peter V. Ueberroth

               /s/ WILLIAM L. PEROCCHI                  Executive Vice President and    March 24, 1998
-----------------------------------------------------      Chief Financial Officer
                 William L. Perocchi                    (Principal Financial Officer)

              /s/ RICHARD L. TRUEBLOOD                     Senior Vice President,       March 24, 1998
-----------------------------------------------------             Controller
                Richard L. Trueblood                    and Chief Accounting Officer
                                                       (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   2.1     --  Agreement and Plan of Merger, dated September 1, 1997, by and among Doubletree Corporation ("Doubletree"), Promus
                 Hotel Corporation ("Promus") and the Registrant(1)
   2.2     --  Amendment Agreement, dated October 1, 1997, by and among
                 Doubletree Acquisition Corp. and Promus Acquisition
                 Corp.(2)
   3.1     --  Form of Restated Certificate of Incorporation of the
                 Registrant(2)
   3.2     --  Form of Amended and Restated Bylaws of the Registrant(2)
   4.1     --  Rights Agreement between the Registrant and First Union
                 National Bank(21)
   4.2     --  Form of Registration Rights Agreement to be entered by the
                 Registrant and certain Stockholders of the Registrant(2)
 +10.1     --  Form of Employment Agreement of Raymond E. Schultz(2)
 +10.2     --  Form of Employment Agreement of Richard M. Kelleher(2)
 +10.3     --  Form of Employment Agreement of Thomas L. Keltner(2)
 +10.4     --  Form of Employment Agreement of William L. Perocchi(2)
 +10.5     --  Form of Severance Agreement of Raymond E. Schultz(2)
 +10.6     --  Form of Severance Agreement of Richard M. Kelleher(2)
 +10.7     --  Form of Severance Agreement of Thomas L. Keltner(2)
 +10.8     --  Form of Severance Agreement of William L. Perocchi(2)
 +10.9     --  Form of Severance Agreement for Tier I employees of
                 Doubletree(2)
 +10.10    --  Form of Severance Agreement for Tier I employees of
                 Promus(2)
 +10.11    --  Form of Severance Agreement for Tier II employees of
                 Doubletree and Promus
 +10.12    --  Form of Severance Agreement for Tier III employees of
                 Doubletree(2)
 +10.13    --  Form of Severance Plan for Regional Offices Directors and
                 Managers of Promus(2)
 +10.14    --  Form of Severance Plan for Corporate Headquarters and
                 Regional Offices Administrative
                 Staff of Doubletree and Promus(2)
 +10.15    --  Form of Indemnification Agreement for directors and
                 executive officers of the Registrant(2)
 +10.16    --  New Promus 1997 Equity Participation Plan(2)
 +10.17    --  Promus Hotel Corporation 1995 Stock Option Plan(3)
 +10.18    --  Form of Amendment to the 1995 Promus Hotel Corporation Stock
                 Option Plan, dated as of November 13, 1996(4)
 +10.19    --  Promus Hotel Corporation 1995 Restricted Stock Plan(5)
 +10.20    --  Form of Amendment to the 1995 Restricted Stock Plan dated as of November 13, 1996(4)
 +10.21    --  Promus Hotel Corporation Non-Management Directors Stock
                 Incentive Plan(6)
 +10.22    --  Form of Amendment to the Promus Hotel Corporation 1996
                 Non-Management Directors Stock Incentive Plan dated as of
                 December 23, 1996(4)
 +10.23    --  1997 Amended and Restated Equity Participation Plan, adopted by Doubletree Corporation on May 2, 1997(7)
 +10.24    --  Promus Hotel Corporation Key Executive Officer Annual
                 Incentive Plan(8)
 +10.25    --  Promus Hotel Corporation Executive Deferred Compensation
                 Plan(9)
 +10.26    --  Promus Hotel Corporation Deferred Compensation Plan(9)
 +10.27    --  Promus Hotel Corporation Bonus Replacement Options Plan(10)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 +10.28    --  Administrative Regulations, Long Term Compensation Plan
                 (Restricted Stock Plan and Stock Option Plan), dated as of
                 January 1, 1992, adopted by Promus Hotel Corporation on
                 April 5, 1995(11)
 +10.29    --  The Restatement of the Promus Hotel Corporation Savings and
                 Retirement Plan A, dated as of June 30, 1995(12)
 +10.30    --  Amendment to the Promus Hotel Corporation Savings and
                 Retirement Plan A, dated as of June 30, 1995(12)
 +10.31    --  The Restatement of the Promus Hotel Corporation Savings and
                 Retirement Plan B, dated as of June 30, 1995(12)
 +10.32    --  Amendment to the Promus Hotel Corporation Savings and
                 Retirement Plan B, dated as of June 30, 1995(12)
 +10.33    --  Promus Hotel Corporation Savings and Retirement Plan Trust
                 Agreement, dated as of May 26, 1995, among Promus Hotel
                 Corporation and Robert S. Davis, Donald H. Dempsey,
                 Patricia R. Ferguson, Jeffery M. Jarvis, Kelly R. Jenkins,
                 Frederick G. Schultz and Mark C. Wells, as trustees(9)
 +10.34    --  Financial Counseling Plan of The Promus Companies
                 Incorporated as amended February 25, 1993, as adopted by
                 Promus Hotel Corporation on April 5, 1995(13)
 +10.35    --  Summary Plan Description of Executive Term Life Insurance
                 Plan adopted by Promus Hotel Corporation on April 5,
                 1995(14)
 +10.36    --  Red Lion Supplemental Employee Retirement Plan(15)
 +10.37    --  Plan of Reorganization and Distribution Agreement, dated as of June 30, 1995, between The Promus Companies
                 Incorporated and Promus Hotel Corporation(16)
 +10.38    --  Employee Benefits and Other Employment Matters Allocation
                 Agreement, dated as of June 30, 1995, between The Promus
                 Companies Incorporated and Promus(16)
  10.39    --  Risk Management Allocation Agreement, dated as of June 30,
                 1995, between The Promus Companies Incorporated and
                 Promus(16)
  10.40    --  Tax Sharing Agreement, dated as of June 30, 1995, between
                 The Promus Companies Incorporated and Promus(16)
  10.41    --  Form of Guarantee Agreement, dated February 5, 1996, among
                 Promus, Promus Hotels, Inc., Canadian Imperial Bank of
                 Commerce, as agent for the Lenders, FelCor Suites Limited
                 Partnership, FelCor/CSS Holdings, L.P., and FelCor Suite
                 Hotels, Inc.(18)
  10.42    --  Form of Stock Purchase Agreement between Promus Hotels, Inc.
                 and Winston Hotels, Inc. dated as of April 24, 1996(4)
  10.43    --  Form of Amendment No. 1 to Stock Purchase Agreement between
                 Promus Hotels, Inc. and Winston Hotels, Inc. dated as of
                 August 7, 1996(4)
  10.44    --  Form of Stock Purchase Agreement between Promus Hotels, Inc.
                 and Equity Inns, Inc. and Equity Inns Partnership, L.P.
                 dated as of May 31, 1996(4)
  10.45    --  Stockholders Agreement dated as of September 30, 1996
                 between Doubletree, Jack DeBoer, the Alexander John DeBoer
                 Trust dated March 14, 1995, the Christopher Scott DeBoer
                 Trust dated March 14, 1995 and the Warren D. Fix Family
                 Partnership, L.P.(15)
  10.46    --  Securities Purchase Agreement dated as of October 31, 1996 by and between Doubletree and the Trustees of General
                 Electric Pension Trust(19)
  10.47    --  Partnership Services Agreement dated as of November 8, 1996 by and among Doubletree, Red Lion Hotels, Inc., Red Lion,
                 a California Limited Partnership and the affiliates
                 thereof identified therein(19)

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.48    --  Master Agreement, dated as of February 1, 1996, by and among
                 RFS Partnership, L.P., Doubletree, RFS Hotel Investors,
                 Inc., Seedling Merger Subsidiary, Inc. and RFS, Inc.(20)
  10.49    --  First Amendment to Master Agreement by and among RFS
                 Partnership, L.P., Doubletree, RFS Hotel Investors, Inc.,
                 Seedling Merger Subsidiary, Inc. and RFS, Inc. dated
                 November 21, 1996(15)
  10.50    --  Master Lease dated August 1, 1995 between RLH Partnership,
                 L.P. and Red Lion Hotels, Inc.(19)
  10.51    --  Assignment and Assumption Agreement dated August 1, 1995 between Red Lion, a California Limited Partnership and Red
                 Lion Hotels, Inc.(19)
  10.52    --  Consolidated Lease Amendment, dated as of February 27, 1996, by and between RFS, Inc. and RFS Partnership, L.P.(20)
  10.53    --  Guaranty of Lease Obligations dated as of November 8, 1996 by and among Doubletree, Red Lion Hotels, Inc. and RLH
                 Partnership, L.P.(19)
  10.54    --  Guaranty Agreement, dated December 31, 1996, by Doubletree in favor of GMAC Commercial Mortgage Corporation(15)
  10.55    --  Form of Aircraft Agreement, dated August 4, 1995, between
                 Promus Hotels, Inc., and Harrah's Operating Company,
                 Inc.(17)
 +10.56    --  Employment Agreement of Richard M. Kelleher, dated as of
                 January 13, 1995(15)
 *10.57    --  Form of Tranche A Credit Agreement among Doubletree
                 Corporation, Promus Hotels, Inc., Promus Hotel Corporation
                 (f/k/a Parent Holding Corp.), Promus Operating Company,
                 Inc. (f/k/a Promus Acquisition Corp. f/k/a Promus Hotel
                 Corporation), Bankers Trust Company, The Bank of Nova
                 Scotia, Canadian Imperial Bank of Commerce and
                 NationsBank, N.A.
 *10.58    --  Form of Tranche B Credit Agreement among Doubletree
                 Corporation, Promus Hotels, Inc., Promus Hotel Corporation
                 (f/k/a Parent Holding Corp.), Promus Operating Company,
                 Inc. (f/k/a Promus Acquisition Corp. f/k/a Promus Hotel
                 Corporation), Bankers Trust Company, The Bank of Nova
                 Scotia, Canadian Imperial Bank of Commerce and
                 NationsBank, N.A.
 *11.1     --  Computation of per share earnings.
 *21.1     --  Subsidiaries of the Registrant.
 *23.1     --  Consent of Arthur Andersen LLP.
 *27.1     --  Financial Data Schedule -- Year ended December 31, 1997.
 *27.2     --  Financial Data Schedule -- Year ended December 31, 1996.
 *27.3     --  Financial Data Schedule -- Three months ended March 31,
                 1997.
 *27.4     --  Financial Data Schedule -- Six months ended June 30, 1997.
 *27.5     --  Financial Data Schedule -- Nine months ended September 30,
                 1997.
 *27.6     --  Financial Data Schedule -- Three months ended March 31,
                 1996.
 *27.7     --  Financial Data Schedule -- Six months ended June 30, 1996.
 *27.8     --  Financial Data Schedule -- Nine months ended September 30,
                 1996.

---------------

   * Included herewith.
   + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(a)(3) of Form 10-K.
 (1) Incorporated by reference from POC's Current Report on Form 8K, filed September 5, 1997, File No. 1-11463.

 (2) Incorporated by reference from the Company's registration statement on Form S-4, filed November 11, 1997, File No. 333-40253.
 (3) Incorporated by reference from the Proxy Statement of The Promus Companies Incorporated ("PCI"), Annex III-A, dated April 25, 1995, File No. 1-10410.
 (4) Incorporated by reference from POC's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 18, 1997, File No. 1-11463.
 (5) Incorporated by reference from PCI's Proxy Statement, Annex III-B, dated April 25, 1995, File No. 1-10410.
 (6) Incorporated by reference from PCI's Proxy Statement, Annex VIII, dated April 25, 1995, File No. 1-10410.
 (7) Incorporated by reference from Doubletree's Proxy Statement, Appendix A, dated March 28, 1997, File No. 0-24392.
 (8) Incorporated by reference from PCI's Proxy Statement, Annex VII, dated April 25, 1995, File No. 1-10410.
 (9) Incorporated by reference from POC's Current Report on Form 8-K, filed June 14, 1995, File No. 1-11463.
(10) Incorporated by reference from POC's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, filed May 15, 1997, File No. 1-10410.
(11) Incorporated by reference from PCI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1992, filed May 13, 1992, File No. 1-10410.
(12) Incorporated by reference from POC's Registration Statement on Form S-3, filed October 11, 1996, File No. 1-11463.
(13) Incorporated by reference from PCI's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, filed May 13, 1993, File No. 1-10410.
(14) Incorporated by reference from PCI's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, filed March 17, 1993, File No. 1-10410.
(15) Incorporated by reference from Doubletree's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed March 28, 1997, File No. 0-24392.
(16) Incorporated by reference from POC's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1995, filed August 11, 1995, File No. 1-11463.
(17) Incorporated by reference from POC's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, filed March 12, 1996, File No. 1-11463.
(18) Incorporated by reference from POC's Quarterly Report on Form 10-Q, for the quarter ended March 31, 1996, filed May 7, 1996, File No. 1-11463.
(19) Incorporated by reference from Doubletree's Current Report on Form 8-K dated November 15, 1996, filed November 21, 1996, File No. 0-24392.
(20) Incorporated by reference from Doubletree's Current Report on Form 8-K, dated February 27, 1996.
(21) Incorporated by reference from the Company's Form 8-A, filed December 17, 1997.