Form 10-Q
period 1998-03-31
PROMUS HOTEL CORP
filed 1998-05-14
CIK 944647

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549


                                     FORM 10-Q


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                        Yes  X               No
                            ---                 ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998.

                   Common Stock ................87,057,415 shares





                                    Page 1 of 22
                               Exhibit Index Page 21

                           PART I - FINANCIAL INFORMATION
                           ------------------------------
                            Item 1. Financial Statements
                            ----------------------------


     The accompanying unaudited consolidated condensed financial statements of Promus Hotel Corporation (Promus or the Company), incorporated in the state of Delaware, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. These consolidated condensed financial statements should be read in conjunction with Promus' consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders.

                               Promus Hotel Corporation
                            Consolidated Balance Sheets
                        (in thousands, except share amounts)
                                    (unaudited)


                                                     December 31,      March 31,
                                                            1997           1998
                                                     -----------     ----------
ASSETS
Cash and cash equivalents                             $   24,066     $   52,012
Accounts receivable, net                                  78,941         86,096
Other                                                     43,222         29,189
                                                      ----------     ----------
  Total current assets                                   146,229        167,297
                                                      ----------     ----------
Property and equipment, net                              960,231      1,041,839
Investments                                              250,688        251,320
Management and franchise contracts, net                  440,568        439,095
Goodwill, net                                            374,500        400,133
Notes receivable                                          89,452         88,128
Investment in franchise system                            50,421         49,817
Deferred costs and other assets                           66,957         44,436
                                                      ----------     ----------
                                                      $2,379,046     $2,482,065
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses                 $  220,924     $  210,801
Current portion of notes payable                          46,020         46,488
                                                      ----------     ----------
  Total current liabilities                              266,944        257,289
                                                      ----------     ----------
Deferred income taxes                                    264,859        284,624
Notes payable                                            671,978        692,894
Other long-term obligations                               79,530         79,652
                                                      ----------     ----------
                                                       1,283,311      1,314,459
                                                      ----------     ----------

Commitments and contingencies

Stockholders' equity:
  Common stock, $0.01 par value. Authorized
   500,000,000 shares; 86,118,141 and 87,057,415
   shares issued and outstanding                             861            871
  Additional paid-in capital                             856,008        887,809
  Unearned employee compensation                             (70)           (53)
  Retained earnings                                      225,335        261,351
  Accumulated other comprehensive income                  13,601         17,628
                                                      ----------     ----------
                                                       1,095,735      1,167,606
                                                      ----------     ----------
                                                      $2,379,046     $2,482,065
                                                      ==========     ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                              Promus Hotel Corporation
                       Consolidated Statements of Operations
                      (in thousands, except per share amounts)
                                    (unaudited)


                                                           Three Months Ended
                                                                 March 31,
                                                         ----------------------
                                                           1997          1998
                                                         --------      --------
Revenues:
  Franchise and management fees                          $ 40,817      $ 49,344
  Owned hotel revenues                                     90,529        91,581
  Leased hotel revenues                                    94,833        98,479
  Purchasing and service fees                               3,299         5,090
  Other fees and income                                    30,008        10,049
                                                         --------      --------
      Total revenues                                      259,486       254,543
                                                         --------      --------

Operating costs and expenses:
  General and administrative expenses                      23,067        18,535
  Owned hotel expenses                                     56,626        57,666
  Leased hotel expenses                                    86,696        89,259
  Depreciation and amortization                            18,276        19,180
                                                         --------      --------
      Total operating costs and expenses                  184,665       184,640
                                                         --------      --------
Operating income                                           74,821        69,903

  Interest and dividend income                              5,888         5,618
  Interest expense, net                                   (18,421)      (15,305)
  Gain (loss) on sale of real estate and securities         2,108            (4)
                                                         --------      --------
Income before income taxes and minority interest           64,396        60,212
  Minority interest share of net income                      (656)         (879)
                                                         --------      --------
Income before income taxes                                 63,740        59,333
  Income tax expense                                      (24,838)      (23,317)
                                                         --------      --------
Net income                                               $ 38,902      $ 36,016
                                                         ========      ========

Net income per share

     Basic                                               $   0.45      $   0.42
                                                         ========      ========
     Diluted                                             $   0.44      $   0.41
                                                         ========      ========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                              Promus Hotel Corporation
                       Consolidated Statements of Cash Flows
                                   (in thousands)
                                    (unaudited)



                                                                  Three Months Ended March 31,
                                                                  ---------------------------
                                                                       1997          1998
                                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                           $ 38,902      $ 36,016
 Adjustments to reconcile net income to net cash
  provided by operations:
   Payment of business combination expenses                               -         (24,039)
   Depreciation and amortization                                       18,276        19,180
   Other non-cash expenses                                              5,845          (150)
   Equity in earnings of nonconsolidated affiliates                    (1,821)       (3,611)
   Gain on sale of investments in partnerships
    and affiliates                                                     (7,842)            -
   Loss (gain) on sale of real estate and securities                   (2,108)            4
 Changes in assets and liabilities:
   Increase in accounts receivable, net                                (3,757)       (5,975)
   (Increase) decrease in other current assets                            (53)        6,436
   Increase in accounts payable and accrued expenses                   20,616        26,593
   (Increase) decrease in deferred costs and other assets                (665)           99
   Increase (decrease) in other long-term
    obligations and deferred income taxes                                (509)        1,431
                                                                     --------      --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                         66,884        55,984
                                                                     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                (18,623)      (42,890)
   Purchase of Harrison Conference Associates                             -         (61,150)
   Purchase of Red Lion Hotels, Inc.                                  (10,999)          -
   Proceeds from sale of investments                                   13,951         2,115
   Investments in and advances to partnerships and affiliates         (20,375)       (8,626)
   Distributions from partnerships and affiliates                       1,642        16,568
   Net investment in management and franchise contracts                 1,188          (118)
   Escrow deposits used for development                                   -          20,537
   Loans to owners of managed and franchised hotels                    (4,839)       (4,976)
   Collections of loans to owners of managed and
    franchised hotels                                                   3,895         5,824
   Net investment in franchise system                                  (1,768)          498
   Other                                                                  548          (727)
                                                                     --------      --------
     NET CASH USED IN INVESTING ACTIVITIES                            (35,380)      (72,945)
                                                                     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of common stock options                         676        23,768
   Net activity under revolving credit facilities                     (14,100)       21,500
   Principal payments on notes payable                                (12,146)         (361)
   Other                                                                  (47)          -
                                                                     --------      --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (25,617)       44,907
                                                                     --------      --------
Net increase in cash and cash equivalents                               5,887        27,946
Cash and cash equivalents, beginning of period                         29,288        24,066
                                                                     --------      --------
Cash and cash equivalents, end of period                             $ 35,175      $ 52,012
                                                                     ========      ========



The accompanying notes are an integral part of these consolidated condensed financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 1998 (UNAUDITED)
----------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION
------------------------------
On December 19, 1997, Doubletree Corporation (Doubletree) and Promus Hotel Corporation (PHC) merged in accordance with the Agreement and Plan of Merger (the Merger Agreement or the Merger) by and among Doubletree, PHC and Parent Holding Corp., a newly-formed corporation jointly owned by Doubletree and PHC. This transaction was accounted for as a pooling-of-interests and, accordingly, the accompanying consolidated financial statements have been restated to combine the historical results of both Doubletree and PHC for all periods presented. Concurrent with consummation of the Merger, PHC was renamed Promus Operating Company, Inc. and Parent Holding Corp. was renamed Promus Hotel Corporation. Promus Hotel Corporation and subsidiaries are collectively referred to herein as Promus or the Company.

     The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. While management endeavors to make accurate estimates, actual results could differ from these estimates. Certain financial statement items from prior years have been reclassified to achieve consistency in presentation between Doubletree and PHC.

     During the first quarter of 1998, Promus adopted the provisions of Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." The standard requires that entities include within their financial statements information on comprehensive income, which is defined as all activity impacting equity from non-owner sources. For Promus, comprehensive income is comprised exclusively of changes in the unrealized gains, net of gains realized, on its investments in common stock. Other comprehensive income, net of tax, for the three months ended March 31, 1997 and 1998 was $2,207,000 and $4,366,000, respectively.

NOTE 2 - NATURE OF OPERATIONS
-----------------------------
Through its wholly-owned subsidiaries, Promus franchises and manages hotels with the following brands: Club Hotel by Doubletree, Doubletree Hotels, Doubletree Guest Suites, Embassy Suites, Hampton Inn, Hampton Inn & Suites and Homewood Suites. Promus may also own all or a portion of these hotels or lease these hotels from others. In addition, Promus leases and manages hotels that are not Promus-branded. At March 31, 1998, Promus franchises 893 hotels and operates 334 hotels, of which 56 hotels are wholly-owned, 22 are partially-owned through joint ventures, 82 are leased from third parties and 174 are managed for third parties. These hotels are located in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and six foreign countries. The Company also operates and licenses vacation interval ownership systems under the Embassy Vacation Resort and Hampton Vacation Resort names.

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

NOTE 3 - BUSINESS COMBINATIONS
------------------------------
Doubletree/Promus Merger
------------------------
The Company was formed on December 19, 1997, as a result of the Merger of Doubletree and PHC. As a result of the Merger Agreement, (i) Doubletree and PHC became wholly-owned subsidiaries of Promus; (ii) each outstanding share of common stock of Doubletree was converted into one share of common stock of Promus; and (iii) each outstanding share of PHC common stock was converted into
0.925 of a share of common stock of Promus. The Merger qualified as a tax free exchange and was accounted for as a pooling-of-interests. Historical financial results of Doubletree and PHC have been combined for all periods presented.

     The results of operations for the separate companies and the pro forma combined results presented in the accompanying consolidated financial statements are as follows (in thousands):
                                      (Unaudited)
                                   Three months ended
                                    March 31, 1997
                                   ------------------
         Revenues:
           Doubletree                   $183,180
           PHC                            76,306
                                        --------
           Combined                     $259,486
                                        ========
         Net Income:
           Doubletree                   $ 15,182
           PHC                            23,720
                                        --------
           Combined                     $ 38,902
                                        ========

In connection with the Merger, the Company recorded a $115.0 million provision for business combination expenses in December 1997. At March 31, 1998,
$39.3 million relating to these obligations was classified within current liabilities.

Acquisition of Harrison Conference Associates, Inc.
---------------------------------------------------
In January 1998, the Company acquired Harrison Conference Associates, Inc. (Harrison) for approximately $61.2 million cash, including acquisition costs, in a transaction accounted for as a purchase. Harrison is a leading conference center operator with over 1,200 rooms under management, including two owned and seven managed properties.

NOTE 4 - INVESTMENTS
--------------------
Investments consist of the following (in thousands):

                                                December 31,     March 31,
                                                   1997            1998
                                                -----------      --------
Hotel partnerships                               $168,884        $163,949
Investments in common stock (at market)            63,304          68,871
Convertible preferred stock                        18,500          18,500
                                                 --------        --------
                                                 $250,688        $251,320
                                                 ========        ========

The Company's non-controlling general and/or limited partnership interests in hotel partnerships range from less than 1.0% to 50.0%. Investments in common stock are carried at market value. Promus' cost of these investments at March 31, 1998 was approximately $39.6 million.

NOTE 5 - NOTES PAYABLE
----------------------
Promus' indebtedness consists of the following (in thousands):

                                                        December 31,   March 31,
                                                            1997         1998
                                                        -----------    --------
Promus Facility                                          $607,050      $628,550
Mortgages, LIBOR plus 1.5% - 8.0%, maturities
  through 2005                                             85,037        84,862
Convertible rate term loan                                 20,000        20,000
Notes payable and other unsecured debt, 8.4%-13.0%,
  maturities through 2022                                   5,911         5,970
                                                         --------      --------
                                                          717,998       739,382
Current portion of notes payable                          (46,020)      (46,488)
                                                         --------      --------
                                                         $671,978      $692,894
                                                         ========      ========

Derivative Financial Instruments
--------------------------------
In order to manage its interest rate sensitivity, Promus maintains several interest rate swap agreements which serve to convert a portion of the Promus Facility from a floating to a fixed rate. At March 31, 1998, the fair value of Promus' swap agreements, which Promus would have been required to pay to terminate them, was approximately $2.8 million.

NOTE 6 - EARNINGS PER SHARE
---------------------------
The following table reflects Promus' weighted average common shares outstanding and the impact of its dilutive common share equivalents (in thousands):

                                                  Three months ended March 31,
                                                  ---------------------------
                                                         1997        1998
                                                       ------      ------
Basic weighted average shares outstanding              87,097      86,415
  Effect of dilutive securities:
    Restricted stock                                       10           -
    Stock options and warrants                          1,313       1,224
                                                       ------      ------
Diluted weighted average shares outstanding            88,420      87,639
                                                       ======      ======

Options to purchase approximately 17,000 and 2,000 shares of common stock were outstanding at March 31, 1997 and 1998, respectively, but were not included in the above computations of diluted weighted average outstanding shares because the options' exercise prices were greater than the average market price of the common shares.

NOTE 7 - STOCK OPTIONS
----------------------
The 1997 Equity Participation Plan (the Plan) allows options to be granted to key personnel to purchase shares of the Company's stock at a price not less than the current market price at the date of grant. The options vest annually and ratably over a four year period from the date of grant and expire ten years after the grant date. An aggregate of 10,000,000 shares have been authorized for issuance under the Plan. In addition, shares existing prior to the Merger under Doubletree and PHC's former plans were converted into options under the Plan. These converted options were issued with identical remaining terms and conditions, except such options were immediately vested, in accordance with the terms of the prior plans. The Plan also provides for the issuance of stock appreciation rights, restricted stock or other awards. As of March 31, 1998, approximately 7,752,000 options were outstanding under the Plan.

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------
Cash paid for interest, net of interest capitalized, amounted to $15.5 million and $9.4 million for the three months ended March 31, 1997 and 1998, respectively. Cash paid for income taxes, net of refunds received, amounted to $1.6 million and $(0.9) million for the three months ended March 31, 1997 and 1998, respectively.

NOTE 9 - SUBSEQUENT EVENT
-------------------------
In April 1998, RFS Hotel Investors, Inc. (RFS REIT), the lessor of 56 hotels to the Company, announced that they had entered into an agreement in which Equity Inns, Inc. would acquire RFS REIT. In connection with this proposed transaction, RFS REIT has informed the Company that they intend to terminate the Company's leasehold interests. The lease agreement requires, in the event of a termination, that the Company receive a termination payment based on the fair market value of the remaining term of the leases (approximately 12 years). This payment is expected to be at least $95.0 million. In 1997, 47.1% and 49.1% of leased hotel revenues and leased hotel expenses, respectively, were realized from leasing hotels from RFS REIT. These leases contributed approximately 5.9% of the Company's 1997 operating income. The transaction, if consummated and the leases terminated, is not expected to have a material impact on earnings after considering the reinvestment of the proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

On December 19, 1997, Doubletree Corporation (Doubletree) and Promus Hotel Corporation (PHC) merged in a transaction that qualified as a tax free exchange and was accounted for as a pooling-of-interests; accordingly, the accompanying consolidated financial statements and financial information contained herein have been restated to combine the historical results of both Doubletree and PHC for all periods presented.

     As of March 31, 1998, the Promus hotel system contained 1,227 hotels, representing over 182,000 hotel rooms, in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and six foreign countries. Promus brands include some of America's premier hotel products, including Club Hotels by Doubletree, Doubletree Hotels, Doubletree Guest Suites, Embassy Suites, Hampton Inn, Hampton Inn & Suites and Homewood Suites. The Promus system also includes certain properties that are not Promus-branded.

     Of these 1,227 hotels, 893 are owned and operated by franchisees, and 334 are operated by the Company. Depending on the hotel brand, Promus charges each franchisee royalty fees of up to four percent of suite or room revenues in exchange for the use of one of its brand names and franchise-related services. Company operated properties include 56 wholly-owned hotels, 82 leased hotels, 22 hotels partially-owned through joint ventures and 174 hotels managed for third parties. As a manager of hotels, Promus is typically responsible for supervising or operating the hotel in exchange for fees based on a percentage of the hotel's gross revenues, operating profits, cash flow, or a combination thereof. The Company's results of operations for owned and leased hotels reflect the revenues and expenses of these hotel operations.

     Promus also licenses seven vacation interval ownership properties under the Embassy Vacation Resort and Hampton Vacation Resort brand names, for which the Company earns franchise fees on net interval sales and on revenues related to the rental of interval units. Promus also earns management fees for its role as manager of some of the vacation resort properties.

     Promus' primary focus is to grow its franchise and management businesses, while limiting its ownership of real estate. The Company owns a mix of Promus-brand hotels that can enhance its role as manager and franchisor for its brands, but periodically sells hotels as opportunities arise to realize a hotel's appreciated value.

RESULTS OF OPERATIONS
---------------------
The principal factors which affect Promus' results are: continued growth in the number of system hotels; occupancy and room rates achieved by hotels; the relative mix of owned, leased, managed and franchised hotels; and Promus' ability to manage costs. The number of rooms at franchised and managed properties and revenue per available room (RevPAR) significantly affect Promus' results because franchise royalty and management fees are generally based upon a percentage of room revenues. Increases in franchise royalty and management fee revenues have a favorable impact on Promus' operating margin due to minimal incremental costs associated with this type of revenue.

     Though its revenues come from various sources, nearly all components of Promus' revenues are favorably impacted by system-wide increases in RevPAR. On a comparable hotel basis, RevPAR increases were as follows:

Revenue per Available Room
Comparable Hotels (a)

                              Three months ended March 31,
                              ---------------------------
                                    1997       1998           Increase
                                  ------     ------           --------
Doubletree Hotels                 $74.20     $80.58              8.6%
Red Lion hotels converted
  to Doubletree Hotels (b)         58.03      59.07              1.8%
Embassy Suites                     83.51      89.09              6.7%
Hampton Inn                        41.39      43.51              5.1%
Hampton Inn & Suites               49.80      56.58             13.6%
Homewood Suites                    68.38      72.99              6.7%
Other hotels (c)                   53.02      56.36              6.3%

(a) Revenue statistics are for comparable hotels, and include information only for those hotels in the system as of March 31, 1998 and managed or franchised by PHC or managed by Doubletree since January 1, 1997. Doubletree franchised hotels are not included in the statistical information.
(b) Include results for the 4 Red Lion hotels converted to the Doubletree brand on April 1, 1997 and the 36 Red Lion hotels converted to the Doubletree brand on July 1, 1997.
(c) Includes results for the 16 Red Lion hotels that have not been converted to the Doubletree brand as well as the results for comparable hotels managed under other franchisors' brands or as independent hotels.



Three Months Ended March 31, 1998 Compared with Three Months Ended
March 31, 1997
------------------------------------------------------------------
1998 first quarter revenues decreased 1.9%, or $4.9 million, from 1997 levels, to $254.5 million.

     Revenues from franchise and management fees increased $8.5 million, or 20.9%, due to growth in the number of franchised and managed properties as well as improved performance at existing franchised and managed properties. The number of franchised properties increased by 152 properties, or 20.5%, to 893 hotels at March 31, 1998, as compared with March 31, 1997. First quarter 1998 included 16 new management contracts (net of terminations) as compared with first quarter 1997. New contracts represented 55.3% of the year-over-year increase in franchise and management fees. Incentive management fees increased 41.4% in 1998 to approximately $7.5 million.

     Owned hotel revenues for the first quarter increased 1.2%, or $1.1 million, from the prior year. Revenues from newly opened or acquired hotels, including the Harrison Conference Associates, Inc. (Harrison) hotels, and higher revenues from comparable hotels, were substantially offset by the effects of hotel sales which occurred during the last half of 1997. Owned hotel expenses increased by 1.8%, or $1.0 million in 1998 as compared to 1997, and operating margins decreased slightly from 37.4% in 1997 to 37.0% in 1998, largely due to newly opened hotels replacing the mature hotels that were sold in 1997.

     Leased hotel revenues increased $3.6 million, or 3.8%, in first quarter 1998, due to property performance improvements and the impact of a full year of operations for 1997 additions. Leased hotel expenses increased 3.0% from the 1997 levels, also primarily due to the increase in the number of leased properties. The operating margin on leased hotels increased from 8.6% in 1997 to 9.4% in 1998.

     Purchasing and service fees increased 54.3%, or $1.8 million, over 1997 levels, due to an increase in the number of preferred vendor programs, whereby the Company earns an administrative fee as opposed to purchasing and reselling goods, combined with improvements related to the integration of existing purchasing programs. Revenues are also increasing as Promus makes its preferred vendor programs available to all system hotels.

     Other fees and income decreased $20.0 million, or 66.5%, in the 1998 first quarter as compared with the prior year. During 1997, the Company realized a break-up fee of $10.9 million (net of expenses) resulting from the terminated Renaissance transaction, a gain of $3.0 million from the sale of the Company's management rights for a planned hotel in Atlantic City and $7.8 million in gains from the sale of joint venture hotels. Excluding these unusual items, other fees and income increased $1.8 million or 22%, due to an increase in earnings from unconsolidated joint ventures.

     General and administrative expenses decreased $4.5 million, or 19.6%, in 1998. The first quarter of 1997 included a $5.5 million charge related to the establishment of certain long-term executive compensation programs. Excluding this charge, general and administrative expenses increased $1.0 million, of which $0.4 million relates to Harrison. The Company expects to realize annual savings of $15.0 to $20.0 million in general and administrative costs after the integration of Doubletree and PHC is complete. Depreciation and amortization increased 4.9%, or $0.9 million, in first quarter 1998, due primarily to the acquisition of Harrison in early January 1998.

     Interest and dividend income decreased slightly in the 1998 period, primarily due to lower dividend income resulting from sales during 1997 of portions of the Company's common stock investments. Interest expense decreased 16.9% in 1998 as compared to 1997, primarily due to lower overall borrowing costs. The Company's current interest rate is more favorable than Doubletree and PHC's borrowing rates prior to the Merger.

     In 1996, in connection with strategic alliances with three publicly traded real estate investment trusts (REITs), Promus purchased common stock and limited partnership interests in these REITs. During the first quarter of 1997, Promus sold portions of its common stock holdings in two of these REITs and recognized a pre-tax gain of $2.1 million.

     1998 operating results reflect an overall tax rate of 39.3%, compared with an overall rate of 39.0% for the 1997 period. Minority interest share of net income reflects the profits allocable to third party owners of consolidated joint venture hotels, and remained consistent between the first quarter periods.

     Net income and earnings per diluted share for the three months ended March 31, 1998 were $36.0 million and $0.41, respectively, compared to $38.9 million and $0.44 for 1997. Comparison of these operating results is difficult due to the inclusion in 1997 of certain unusual items. 1997 unusual items include the $10.9 million breakup fee received in connection with the terminated Renaissance Hotel Group transaction, gains of $10.8 million on the sale of two joint venture hotels and Promus' management rights for a hotel under development, a gain of $2.1 million on the sale of securities, and $5.5 million of expenses for the establishment of long-term compensation plans. Excluding these items, net income and earnings per diluted share for 1997 would have been $27.7 million and $0.31, respectively.

Overall
-------
Excluding the effect of unusual items, Promus' operating income increased 19.4% to $69.9 million in first quarter 1998 from $58.5 million in 1997. Though increases in operating income are in part due to revenue growth, growth has also come from the changing mix of Promus' business. Due to the size and strength of Promus' infrastructure and systems, openings of additional franchised or managed properties require fewer incremental costs, and the growth which has occurred in Promus' franchise and management portfolio over the past several years has served to improve overall operating profitability.

DEVELOPMENT
-----------
Hotels
------
Promus is an industry leader in hotel development. In the first three months of 1998, the Company added 28 net hotels and 3,538 net rooms to its hotel system, compared to the addition of 45 net hotels and 5,648 net rooms during first quarter 1997. Net room additions, by brand, are as follows:

                                       Net Rooms Added
                                  ---------------------------
                                  Three Months Ended March 31,
                                  ---------------------------
                                        1997      1998
                                      ------    ------
Doubletree Hotels                      2,993       487
Hampton Inn                            3,065     2,015
Hampton Inn & Suites                     635       480
Embassy Suites                           547       200
Homewood Suites                           91       799
Other                                 (1,683)     (443)
                                      ------     -----
                                       5,648     3,538
                                      ======     =====

Hampton Inn continued to lead the Company's unit growth, with 18 franchised properties added during the quarter. Promus will continue growing the Hampton Inn brand as demand from franchisees and guests remains strong, but the pace of Hampton Inn approvals has declined slightly, in part because of the supply growth over the past several years in Hampton Inn's mid-price market segment. Doubletree added 487 rooms during first quarter 1998, due primarily to the addition of 2 new management contracts. The greatest percentage growth came within the Homewood Suites and Hampton Inn & Suites brands, which added 799 rooms and 480 rooms, respectively, during the quarter, representing 15.2% and 13.9% increases in these brands' total rooms. The 1998 decrease in other rooms represents the termination of leases on five independent hotels.

     During first quarter 1997, Doubletree added 11 new hotels containing 2,993 rooms. Four of these additions, containing 1,339 rooms, resulted from the conversion of 4 Red Lion hotels to the Doubletree brand (these conversions also account for the decrease in other rooms).

     Promus' pipeline as of March 31, 1998 contained 378 properties that were either in the design or construction phase, as follows:

                                      Under
                               Construction/       In
                                 Conversion    Design    Total
                               ------------    ------    -----
     Hampton Inn                        108       114      222
     Homewood Suites                     24        20       44
     Hampton Inn & Suites                22        21       43
     Embassy Suites                       8        20       28
     Doubletree Hotels                    7        10       17
     Club Hotels by Doubletree            6        10       16
     Doubletree Guest Suites              -         4        4
     Other                                4         -        4
                                        ---       ---      ---
                                        179       199      378
                                        ===       ===      ===

The 378 properties in the development pipeline represent almost 50,000 rooms. Twenty eight of the properties within the pipeline are being developed by the Company to be sold to strategic alliance partners or for operation as Company owned hotels; the remainder are being developed by franchisees.

     Promus plans to actively pursue development opportunities for all its brands. This development is expected to come through both the ground-up construction of new hotels discussed above and the acquisition of management contracts and/or existing hotels. In addition, Promus is assessing the market position of individual properties/markets, and could consider repositioning some hotels by rebranding existing properties or acquiring or selling selected properties.

Strategic Alliances and Acquisitions
------------------------------------
Subsequent to March 31, 1998, Promus announced an agreement with FelCor under which Promus will manage five Embassy Suites hotels and one Doubletree hotel that are being purchased by FelCor. These hotels, all of which were previously franchised properties, will operate under 20-year license agreements and 10-year management contracts. Under the terms of this agreement, Promus has guaranteed payment of 12.5% of the first year's rent to the lessee in order to capitalize the lessee for REIT purposes.

     In January 1998, Promus announced its acquisition of Harrison Conference Associates, Inc. (Harrison) for $61.2 million in cash, including acquisition costs. Harrison is a leading conference center operator with over 1,200 rooms under management, including two owned and seven managed properties.

Vacation Resorts
----------------
The Company has two licensed Promus Vacation Resort (PVR) products: Embassy Vacation Resorts and Hampton Vacation Resorts. PVR statistics are as follows:

                                            December 31,   March 31,
                                                 1997        1998
                                            -----------    --------
     Total vacation resorts open                    6           7
     Total available timeshare units            1,046       1,216
     Total available timeshare intervals       53,346      62,016
     Total timeshare intervals sold*           10,304      12,033

*Includes presold intervals for resorts under construction

PVR also manages a non-branded resort property in Miami, Florida.


Other
-----
In addition to ground-up development of hotels, strategic alliances with others, and incentives provided to hotel owners as a means of obtaining franchise and management contracts, the Company pursues other means of system growth, including strategic hotel acquisitions. The hotel industry is in an intense period of consolidation, which is expected to continue for several more years. Promus is well positioned to take advantage of these unique market conditions and may, from time to time, pursue attractive opportunities as they arise.

CAPITAL SPENDING
----------------
The Company expects to spend between $250.0 million and $300.0 million during 1998, excluding the Harrison purchase, to fund hotel and resort development, refurbish existing facilities, support its hotel management and business systems, loan funds to hotel owners, invest in joint ventures and pursue other corporate related projects. If the Company identifies other significant acquisition and/or investment opportunities, 1998 capital spending could increase from these planned levels. In order to maintain Promus' quality standards, ongoing refurbishment of existing company owned and leased hotel properties will continue in 1998 with estimated annual expenditures of approximately $40.0 million. Promus' capital expenditures totaled $117.4 million for the three months ended March 31, 1998.

     Cash necessary to finance projects currently identified, as well as additional projects to be pursued by Promus, will be made available from operating cash flows, the revolving credit facility, joint venture partners, specific project financing, sales of existing hotel assets and/or investments and, if necessary, Promus debt and/or equity offerings.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Operating cash flow decreased $10.9 million in first quarter 1998 from 1997 levels. This decrease is primarily due to the payment of $24.0 million of business combination expenses in the current year, partially offset by higher income before unusual items. Though net income was higher in the 1997 period, prior year results included $9.9 million in nonoperating pre-tax gains from property sales, along with $8.4 million in other pre-tax income, which was of a nonrecurring nature.

     Cash flows used in investing activities increased in 1998 from 1997 levels, due to the 1998 $61.2 million purchase of Harrison and the acquisition of two Homewood Suites hotels for $17.9 million, partially offset by higher distributions from partnerships and affiliates and the release of escrow deposits.

     Financing activities served as a net source of cash during 1998 as a result of proceeds from the exercise of stock options and increased borrowing (primarily for the purchase of Harrison).

     On March 31, 1998, the Company had a working capital deficit of $90.0 million, compared to a $120.7 million deficit that existed at December 31, 1997. Included with the current portion of notes payable is a hotel mortgage that matures during 1998 and is currently being refinanced.

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

YEAR 2000
---------
With the approach of the year 2000, there has been concern over the impact of this event on computer systems worldwide. Promus has assessed the impact of the year 2000 on its business, and does not believe this event will materially or adversely affect its future operations, financial results or financial position.

FORWARD LOOKING STATEMENTS
--------------------------
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in this document and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements based on management's beliefs and assumptions, which are based on information currently available to management. Forward looking statements include information relating to, and may be impacted by changes in, the following activities, among others: (A) operations of existing hotel properties, including the effects of competition and customer demand, which can impact future performance; (B) changes in the size of Promus' hotel system, including anticipated scope and opening dates of new developments and planned future capital spending; (C) relationships with third parties, including franchisees, lessors, hotel owners, lenders and others; (D) litigation or other judicial actions; (E) changes in the economy; and (F) adverse changes in interest rates for both Promus and its franchisees and business partners. These activities involve important factors, some of which are beyond Promus' ability to control and predict, that could cause actual results to differ materially from those expressed in any forward looking statements made by or on behalf of the Company. Any forward looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.


PERFORMANCE STATISTICS

                             Number of Hotels                   Number of Rooms
                           --------------------               -------------------
                                 March 31,                          March 31,
                              ------------       Increase       --------------     Increase
                              1997    1998      (Decrease)        1997     1998   (Decrease)
                              ----    ----       --------       ------    -----    --------
Doubletree Hotels
  Company owned                  2      16           14            529    4,749       4,220
  Leased                        10      18            8          2,789    4,805       2,016
  Joint venture (a)              3       3            -            812      812           -
  Management contract           68      85           17         18,935   23,998       5,063
  Franchised                    38      49           11          8,624   10,935       2,311
                              ----    ----          ---         ------   ------      ------
                               121     171           50         31,689   45,299      13,610
                              ====    ====          ===         ======   ======      ======
Embassy Suites
  Company owned                  9       6           (3)         2,025    1,299        (726)
  Joint venture (a)             21      19           (2)         5,470    4,946        (524)
  Management contract           47      53            6         11,459   13,087       1,628
  Franchised                    61      65            4         14,240   14,959         719
                              ----    ----          ---         ------   ------      ------
                               138     143            5         33,194   34,291       1,097
                              ====    ====          ===         ======   ======      ======
Hampton Inn
  Company owned                 12      11           (1)         1,654    1,506        (148)
  Leased                        19      19            -          2,359    2,359           -
  Joint venture (a)             19       -          (19)         2,376        -      (2,376)
  Management contract            5       7            2            678      929         251
  Franchised                   595     707          112         63,536   74,808      11,272
                              ----   -----          ---         ------   ------      ------
                               650     744           94         70,603   79,602       8,999
                              ====   =====          ===         ======   ======      ======
Hampton Inn & Suites
  Management contract            1       2            1           127        287        160
  Franchised                    21      32           11         2,354      3,647      1,293
                              ----   -----          ---         -----     ------     ------
                                22      34           12         2,481      3,934      1,453
                              ====   =====          ===         =====   ========     ======
Homewood Suites
  Company owned                  8      14            6          891      1,584         693
  Management contract            4       4            -          471        471           -
  Franchised                    26      40           14         2,628     4,007       1,379
                              ----    ----          ---         -----     -----      ------
                                38      58           20         3,990     6,062       2,072
                              ====    ====          ===         =====     =====      ======
Other Hotels
  Company owned                 21       9          (12)        5,259      1,320     (3,939)
  Leased                        54      45           (9)        8,907      6,848     (2,059)
  Management contract           33      23          (10)        9,190      4,984     (4,206)
                             -----   -----          ---        ------   --------     ------
                               108      77          (31)       23,356     13,152    (10,204)
                             =====   =====          ===        ======   ========     ======
Total System
  Company owned                 52      56            4        10,358     10,458        100
  Leased                        83      82           (1)       14,055     14,012        (43)
  Joint venture (a)             43      22          (21)        8,658      5,758     (2,900)
  Management contract          158     174           16        40,860     43,756      2,896
  Franchised                   741     893          152        91,382    108,356     16,974
                             -----   -----          ---       -------    -------     ------
                             1,077   1,227          150       165,313    182,340     17,027
                             =====   =====          ===       =======    =======     ======


(a) For statistical purposes only, the Company classifies unconsolidated joint ventures in which it holds less than a 20% interest as management contracts and consolidated joint ventures in which it owns more than a 50% interest as Company owned.


                                         Managed           Franchised            Total
                                     ---------------    ---------------    ----------------
                                        March 31,          March 31,            March 31,
                                     ---------------    ---------------    ----------------
                                       1997     1998      1997     1998      1997      1998    Increase
                                     ------   ------    ------   ------    ------    ------    --------
Promus Vacation Resorts (a)
  Resort properties                       2        4         1        3         3         7           4
  Timeshare units                       164      342       207      874       371     1,216         845
  Timeshare intervals available       8,364   17,442    10,557   44,574    18,921    62,016      43,095
  Timeshare intervals sold (b)        3,562    6,963     1,729    5,070     5,291    12,033       6,742


(a) 1997 statistics do not include 40 non-branded resort units managed by Promus.
(b)  Includes pre-sales for resorts under construction but not yet open.


                                        Three months ended March 31, (a)
                                       ----------------------------
                                             1997      1998             Change
                                           -------   -------            ------
Doubletree Hotels
  Occupancy                                  70.2%     70.8%            0.6 pts
  ADR                                      $105.65   $113.89            7.8 %
  RevPAR                                   $ 74.20   $ 80.58            8.6 %

Red Lion Hotels converted
 to Doubletree Hotels (b)
  Occupancy                                  64.9%     64.4%           (0.5)pts
  ADR                                      $ 89.39    $91.71            2.6 %
  RevPAR                                   $ 58.03    $59.07            1.8 %

Embassy Suites
  Occupancy                                  72.8%     73.0%            0.2 pts
  ADR                                      $114.71   $121.98            6.3 %
  RevPAR                                   $ 83.51   $ 89.09            6.7 %

Hampton Inn
  Occupancy                                  66.4%     66.3%           (0.1)pts
  ADR                                      $ 62.37   $ 65.63            5.2 %
  RevPAR                                   $ 41.39   $ 43.51            5.1 %

Hampton Inn & Suites
  Occupancy                                  65.2%     69.3%            4.1 pts
  ADR                                      $ 76.40    $81.60            6.8 %
  RevPAR                                   $ 49.80    $56.58           13.6 %

Homewood Suites
  Occupancy                                  73.3%     74.8%            1.5 pts
  ADR                                      $ 93.25   $ 97.56            4.6 %
  RevPAR                                   $ 68.38   $ 72.99            6.7 %

Other Hotels (c)
  Occupancy                                  67.2%     67.3%            0.1 pts
  ADR                                      $ 78.90   $ 83.79            6.2 %
  RevPAR                                   $ 53.02   $ 56.36            6.3 %



(a) Revenue statistics are for comparable hotels, and include information only for those hotels in the system as of March 31, 1998 and managed or franchised by PHC or managed by Doubletree since January 1, 1997. Doubletree franchised hotels are not included in the statistical information.
(b) Includes results for the 4 Red Lion hotels converted to the Doubletree brand on April 1, 1997 and the 36 Red Lion hotels converted to the Doubletree brand on July 1, 1997.
(c) Includes results for the 16 Red Lion hotels that have not been converted to the Doubletree brand as well as the results for comparable hotels managed under other franchisors' brands or as independent hotels.

                      Item 6. Exhibits and Reports on Form 8-K
                      ----------------------------------------


(a)  Exhibits

     EX-11       Computation of Per Share Earnings. (1)

     EX-27       Financial Data Schedule. (1)


(b)  No reports on Form 8-K were filed during the quarter ended March 31, 1998.



--------
Footnotes

File No. 1-13719.

(1)  Filed herewith.

                                     Signature
                                     ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PROMUS HOTEL CORPORATION

May 11, 1998                         By: WILLIAM L. PEROCCHI
                                     -----------------------------
                                     William L. Perocchi
                                     Executive Vice President and
                                     Chief Financial Officer
                                    (Principal Financial Officer and
                                     Duly Authorized Officer)

                                   Exhibit Index
                                   -------------

                                                              Sequential
Exhibit No.                 Description                        Page No.
------------     ----------------------------------------     ----------

(a)  EX-11       Computation of Per Share Earnings. (1)           22

(b)  EX-27       Financial Data Schedule. (1)

(c)  No reports on Form 8-K were filed during the quarter ended
     March 31, 1998.

--------
Footnotes

(1)  Filed herewith.