Form 10-Q
period 1998-06-30
PROMUS HOTEL CORP/OLD
filed 1998-08-07
CIK 944647

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                         COMMISSION FILE NUMBER 1-13719

                            ------------------------

                            PROMUS HOTEL CORPORATION

             (Exact name of registrant as specified in its charter)

                  DELAWARE                        I.R.S. NO. 62-1716020
          (State of Incorporation)           (I.R.S. Employer Identification
                                                          No.)

                               755 CROSSOVER LANE
                         MEMPHIS, TENNESSEE 38117-4900
               (Address of principal executive offices)(Zip Code)
                                 (901) 374-5000
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998.

                                                           87,312,780
Common Stock.......................................            shares

                                  Page 1 of 24
                             Exhibit Index Page 23

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

    The accompanying unaudited consolidated condensed financial statements of Promus Hotel Corporation (Promus or the Company), incorporated in the state of Delaware, have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and notes necessary for complete financial statements in conformity with generally accepted accounting principles. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results. Results of operations for interim periods are not necessarily indicative of a full year of operations. These unaudited consolidated condensed financial statements should be read in conjunction with Promus' consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders.

                            PROMUS HOTEL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                       DECEMBER 31,    JUNE 30,
                                                                                           1997          1998
                                                                                       ------------  ------------
ASSETS
Cash and cash equivalents............................................................   $   24,066   $     11,405
Accounts receivable, net.............................................................       78,941         91,950
Other................................................................................       43,222         24,979
                                                                                       ------------  ------------
  Total current assets...............................................................      146,229        128,334
                                                                                       ------------  ------------
Property and equipment, net..........................................................      960,231      1,078,464
Investments..........................................................................      250,688        247,374
Management and franchise contracts, net..............................................      440,568        435,130
Goodwill, net........................................................................      374,500        397,718
Notes receivable.....................................................................       89,452         68,400
Investment in franchise system.......................................................       50,421         53,208
Deferred costs and other assets......................................................       66,957         49,063
                                                                                       ------------  ------------
                                                                                        $2,379,046   $  2,457,691
                                                                                       ------------  ------------
                                                                                       ------------  ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses................................................   $  220,924   $    187,479
Current portion of notes payable.....................................................       46,020          1,382
                                                                                       ------------  ------------
  Total current liabilities..........................................................      266,944        188,861
                                                                                       ------------  ------------
Deferred income taxes................................................................      264,859        279,580
Notes payable........................................................................      671,978        693,647
Other long-term obligations..........................................................       79,530         72,808
                                                                                       ------------  ------------
                                                                                         1,283,311      1,234,896
                                                                                       ------------  ------------
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.01 par value. Authorized 500,000,000 shares; 86,118,141 and
    87,312,780 shares issued and outstanding.........................................          861            873
  Additional paid-in capital.........................................................      856,008        896,344
  Unearned employee compensation.....................................................          (70)           (35)
  Retained earnings..................................................................      225,335        313,540
  Accumulated other comprehensive income.............................................       13,601         12,073
                                                                                       ------------  ------------
                                                                                         1,095,735      1,222,795
                                                                                       ------------  ------------
                                                                                        $2,379,046   $  2,457,691
                                                                                       ------------  ------------
                                                                                       ------------  ------------

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                            PROMUS HOTEL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                             JUNE 30,              JUNE 30,
                                                                       --------------------  ---------------------
                                                                         1997       1998       1997        1998
                                                                       ---------  ---------  ---------  ----------
Revenues:
  Franchise and management fees......................................  $  49,477  $  59,088  $  90,294  $  108,432
  Owned hotel revenues...............................................     97,860    102,010    188,389     193,591
  Leased hotel revenues..............................................    107,881    109,187    202,714     207,666
  Purchasing and service fees........................................      3,760      6,198      7,059      11,288
  Other fees and income..............................................      1,087     14,244     31,095      24,293
                                                                       ---------  ---------  ---------  ----------
    Total revenues...................................................    260,065    290,727    519,551     545,270
                                                                       ---------  ---------  ---------  ----------
Operating costs and expenses:
  General and administrative expenses................................     19,501     20,059     42,568      38,594
  Owned hotel expenses...............................................     58,063     62,071    114,689     119,737
  Leased hotel expenses..............................................     94,195     94,810    180,891     184,069
  Depreciation and amortization......................................     18,185     19,357     36,461      38,537
                                                                       ---------  ---------  ---------  ----------
    Total operating costs and expenses...............................    189,944    196,297    374,609     380,937
                                                                       ---------  ---------  ---------  ----------
Operating income.....................................................     70,121     94,430    144,942     164,333

  Interest and dividend income.......................................      5,484      5,007     11,372      10,625
  Interest expense, net..............................................    (18,235)   (14,923)   (36,656)    (30,228)
  Gain on sale of real estate and securities.........................     21,056      2,289     23,164       2,285
                                                                       ---------  ---------  ---------  ----------
Income before income taxes and minority interest.....................     78,426     86,803    142,822     147,015
  Minority interest share of net income..............................       (790)      (824)    (1,446)     (1,703)
                                                                       ---------  ---------  ---------  ----------
Income before income taxes...........................................     77,636     85,979    141,376     145,312
  Income tax expense.................................................    (30,260)   (33,790)   (55,098)    (57,107)
                                                                       ---------  ---------  ---------  ----------
Net income...........................................................  $  47,376  $  52,189  $  86,278  $   88,205
                                                                       ---------  ---------  ---------  ----------
                                                                       ---------  ---------  ---------  ----------
Net income per share
    Basic............................................................  $    0.55  $    0.60  $    0.99  $     1.02
                                                                       ---------  ---------  ---------  ----------
                                                                       ---------  ---------  ---------  ----------
    Diluted..........................................................  $    0.54  $    0.59  $    0.98  $     1.00
                                                                       ---------  ---------  ---------  ----------
                                                                       ---------  ---------  ---------  ----------

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                            PROMUS HOTEL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                             ---------------------
                                                                                               1997        1998
                                                                                             ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income.................................................................................  $  86,278  $   88,205
  Adjustments to reconcile net income to net cash provided by operations:
    Payment of business combination expenses...............................................         --     (36,817)
    Depreciation and amortization..........................................................     36,461      38,537
    Other non-cash expenses................................................................      8,298      (1,012)
    Equity in earnings of nonconsolidated affiliates.......................................     (6,430)    (10,098)
    (Gain) loss on sale of investments in partnerships and affiliates......................      1,117      (1,565)
    Gain on sale of real estate and securities.............................................    (23,164)     (2,285)
  Changes in assets and liabilities:
    Increase in accounts receivable, net...................................................    (11,443)    (16,916)
    Decrease in other current assets.......................................................        997      12,969
    Increase in accounts payable and accrued expenses......................................      2,554      22,059
    Increase in deferred costs and other assets............................................     (1,550)     (4,701)
    Increase in other long-term obligations and deferred income taxes......................      1,351         946
                                                                                             ---------  ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES............................................     94,469      89,322
                                                                                             ---------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment....................................................    (36,346)    (93,531)
    Purchase of Harrison Conference Associates.............................................         --     (61,150)
    Purchase of Red Lion Hotels, Inc.......................................................    (15,888)         --
    Proceeds from sale of investments......................................................     55,004       4,548
    Proceeds from the sale of property and equipment.......................................         --       1,664
    Investments in and advances to partnerships and affiliates.............................    (20,746)    (19,659)
    Distributions from partnerships and affiliates.........................................      3,660      20,540
    Net investment in management and franchise contracts...................................      1,323         449
    Escrow deposits used for development...................................................         --      20,537
    Loans to owners of managed and franchised hotels.......................................    (10,425)    (10,663)
    Collections of loans to owners of managed and franchised hotels........................      8,107      31,493
    Net investment in franchise system.....................................................     (5,452)     (3,008)
    Other..................................................................................     (1,273)       (643)
                                                                                             ---------  ----------
      NET CASH USED IN INVESTING ACTIVITIES................................................    (22,036)   (109,423)
                                                                                             ---------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of common stock options.........................................      2,138      30,442
    Purchases of treasury stock............................................................    (23,761)         --
    Net activity under revolving credit facilities.........................................    (37,900)    (21,125)
    Principal payments on notes payable....................................................    (13,878)     (1,877)
    Other..................................................................................          1          --
                                                                                             ---------  ----------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..................................    (73,400)      7,440
                                                                                             ---------  ----------
Net decrease in cash and cash equivalents..................................................       (967)    (12,661)
Cash and cash equivalents, beginning of period.............................................     29,288      24,066
                                                                                             ---------  ----------
Cash and cash equivalents, end of period...................................................  $  28,321  $   11,405
                                                                                             ---------  ----------
                                                                                             ---------  ----------

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1998

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

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

    During the first quarter of 1998, Promus adopted the provisions of Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." The standard requires that entities include within their financial statements information on comprehensive income, which is defined as all activity impacting equity from non-owner sources. For Promus, adjustments to derive comprehensive income are comprised exclusively of changes in unrealized gains, net of gains realized, on its investments in common stock. Comprehensive income, net of tax, for the six months ended June 30, 1997 and 1998 was $1,010,000 and $(565,000), respectively.

NOTE 2--NATURE OF OPERATIONS

    Through its wholly-owned subsidiaries, Promus franchises and manages hotels with the following brands: Club Hotels by Doubletree, Doubletree Hotels, Doubletree Guest Suites, Embassy Suites, Hampton Inn, Hampton Inn & Suites and Homewood Suites. Promus may also own all or a portion of these hotels or lease these hotels from others. In addition, Promus leases and manages hotels that are not Promus-branded. At June 30, 1998, Promus franchises 932 hotels and operates 343 hotels, of which 59 hotels are wholly-owned, 22 are partially-owned through joint ventures, 82 are leased from third parties and 180 are managed for third parties. These hotels are located in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and six foreign countries. The Company also operates and licenses vacation interval ownership systems under the Embassy Vacation Resort and Hampton Vacation Resort names.

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

                                 JUNE 30, 1998

                                  (UNAUDITED)

NOTE 3--BUSINESS COMBINATIONS

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

    The results of operations for the separate companies and the pro forma combined results presented in the accompanying consolidated financial statements are as follows (in thousands):

                                                             (UNAUDITED)        (UNAUDITED)
                                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                                            JUNE 30, 1997      JUNE 30, 1997
                                                         -------------------  ----------------
Revenues:
  Doubletree...........................................      $   191,239         $  374,419
  PHC..................................................           68,826            145,132
                                                                --------           --------
  Combined.............................................      $   260,065         $  519,551
                                                                --------           --------
                                                                --------           --------
Net Income:
  Doubletree...........................................      $    18,436         $   33,618
  PHC..................................................           28,940             52,660
                                                                --------           --------
  Combined.............................................      $    47,376         $   86,278
                                                                --------           --------
                                                                --------           --------

    In connection with the Merger, the Company recorded a $115.0 million provision for business combination expenses in December 1997. At June 30, 1998, $29.0 million of this provision remained and was classified within current liabilities.

ACQUISITION OF HARRISON CONFERENCE ASSOCIATES, INC.

    In January 1998, the Company acquired Harrison Conference Associates, Inc. (Harrison) for approximately $61.2 million cash, including acquisition costs, in a transaction accounted for as a purchase. Harrison is a leading conference center operator with over 1,200 rooms under management, including two owned and seven managed properties.

NOTE 4--INVESTMENTS

    Investments consist of the following (in thousands):

                                                                     DECEMBER 31,   JUNE 30,
                                                                         1997         1998
                                                                     ------------  ----------
Hotel partnerships.................................................   $  168,884   $  167,720
Investments in common stock (at market)............................       63,304       61,154
Convertible preferred stock........................................       18,500       18,500
                                                                     ------------  ----------
                                                                      $  250,688   $  247,374
                                                                     ------------  ----------
                                                                     ------------  ----------

                                 JUNE 30, 1998

                                  (UNAUDITED)

NOTE 4--INVESTMENTS (CONTINUED)
    The Company's non-controlling general and/or limited partnership interests in hotel partnerships range from less than 1.0% to 50.0%. Investments in common stock are carried at market value. Promus' cost of these investments at June 30, 1998 was approximately $40.9 million.

NOTE 5--NOTES PAYABLE

    Promus' indebtedness consists of the following (in thousands):

                                                                     DECEMBER 31,   JUNE 30,
                                                                         1997         1998
                                                                     ------------  ----------
Promus Facility....................................................   $  607,050   $  584,650
Mortgages, LIBOR plus 1.5%-8.0%, maturities through 2005...........       85,037       84,475
Convertible rate term loan.........................................       20,000       20,000
Notes payable and other unsecured debt, 8.4%-13.0%, maturities
  through 2022.....................................................        5,911        5,904
                                                                     ------------  ----------
                                                                         717,998      695,029
Current portion of notes payable...................................      (46,020)      (1,382)
                                                                     ------------  ----------
                                                                      $  671,978   $  693,647
                                                                     ------------  ----------
                                                                     ------------  ----------

    Subsequent to June 30, 1998, a consolidated joint venture of the Company refinanced its debt. At June 30, 1998 and at December 31, 1997 the debt outstanding was $45 million and was included in the current portion of notes payable at December 31, 1997.

DERIVATIVE FINANCIAL INSTRUMENTS

    In order to manage its interest rate sensitivity, Promus maintains several interest rate swap agreements which serve to convert a portion of the Promus Facility from a floating to a fixed rate. At June 30, 1998, the fair value of Promus' swap agreements, which Promus would have been required to pay to terminate them, was approximately $2.8 million.

NOTE 6--EARNINGS PER SHARE

    The following table reflects Promus' weighted average common shares outstanding and the impact of its dilutive common share equivalents (in thousands):

                                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                           JUNE 30,              JUNE 30,
                                                                     --------------------  --------------------
                                                                       1997       1998       1997       1998
                                                                     ---------  ---------  ---------  ---------
Basic weighted average shares outstanding..........................     86,916     87,202     86,992     86,773
Effect of dilutive securities:
  Restricted stock.................................................          8         --          7         --
  Stock options and warrants.......................................      1,301        935      1,280      1,057
                                                                     ---------  ---------  ---------  ---------
Diluted weighted average shares outstanding........................     88,225     88,137     88,279     87,830
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

                                 JUNE 30, 1998

                                  (UNAUDITED)

NOTE 6--EARNINGS PER SHARE (CONTINUED)
    Options to purchase approximately 15,950 and 117,654 shares of common stock were outstanding at June 30, 1997 and 1998, respectively, but were not included in the above computations of diluted weighted average outstanding shares because the options' exercise prices were greater than the average market price of the common shares.

NOTE 7--STOCK OPTIONS

    The 1997 Equity Participation Plan (the Plan) allows options to be granted to key personnel to purchase shares of the Company's stock at a price not less than the current market price at the date of grant. The options vest annually and ratably over a four year period from the date of grant and expire ten years after the grant date. An aggregate of 10,000,000 shares have been authorized for issuance under the Plan. In addition, shares existing prior to the Merger under Doubletree and PHC's former plans were converted into options under the Plan. These converted options were issued with identical remaining terms and conditions, except such options were immediately vested, in accordance with the terms of the prior plans. The Plan also provides for the issuance of stock appreciation rights, restricted stock or other awards. As of June 30, 1998, approximately 7,615,000 options were outstanding under the Plan.

NOTE 8--SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest, net of interest capitalized, amounted to $30.8 million and $23.1 million for the six months ended June 30, 1997 and 1998, respectively. Cash paid for income taxes, net of refunds received, amounted to $47.8 million and $12.4 million for the six months ended June 30, 1997 and 1998, respectively.

NOTE 9--RFS HOTEL INVESTORS, INC. LEASES

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

    As of June 30, 1998, the Promus hotel system contained 1,275 hotels, representing over 186,000 hotel rooms, in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and six foreign countries. Promus brands include some of America's premier hotel products, including Club Hotels by Doubletree, Doubletree Hotels, Doubletree Guest Suites, Embassy Suites, Hampton Inn, Hampton Inn & Suites and Homewood Suites. The Promus system also includes certain properties that are not Promus-branded.

    Of these 1,275 hotels, 932 are owned and operated by franchisees, and 343 are operated by the Company. Depending on the hotel brand, Promus charges each franchisee royalty fees of up to four percent of suite or room revenues in exchange for the use of one of its brand names and franchise-related services. Company operated properties include 59 wholly-owned hotels, 82 leased hotels, 22 hotels partially-owned through joint ventures and 180 hotels managed for third parties. As a manager of hotels, Promus is typically responsible for supervising or operating the hotel in exchange for fees based on a percentage of the hotel's gross revenues, operating profits, cash flow, or a combination thereof. The Company's results of operations for owned and leased hotels reflect the revenues and expenses of these hotel operations.

    Promus also licenses eight vacation interval ownership properties under the Embassy Vacation Resort and Hampton Vacation Resort brand names, for which the Company earns franchise fees on net interval sales and on revenues related to the rental of interval units. Promus also earns management fees for its role as manager of some of the vacation resort properties.

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

    Though its revenues come from various sources, nearly all components of Promus' revenues are favorably impacted by system-wide increases in RevPAR. On a comparable hotel basis, RevPAR increases were as follows:

                REVENUE PER AVAILABLE ROOM COMPARABLE HOTELS (a)

                                           THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                       -----------------------------------  -----------------------------------
                                         1997       1998       INCREASE       1997       1998       INCREASE
                                       ---------  ---------  -------------  ---------  ---------  -------------
Doubletree Hotels....................  $   79.15  $   83.80          5.9%   $   77.16  $   82.76          7.4%
Red Lion hotels converted to
  Doubletree Hotels (b)..............      66.54      68.32          2.7%       63.21      63.72          0.8%
Embassy Suites.......................      88.88      93.00          4.6%       86.56      90.84          4.9%
Hampton Inn..........................      49.00      51.10          4.3%       45.30      47.25          4.3%
Hampton Inn & Suites.................      59.70      65.38          9.5%       55.80      61.05          9.4%
Homewood Suites......................      73.52      78.07          6.2%       71.69      75.70          5.6%
Other hotels (c).....................      63.31      64.35          1.6%       58.06      60.25          3.8%

------------------------

(a) Revenue statistics are for comparable hotels, and include information only for those hotels in the system as of June 30, 1998 and managed or franchised by PHC or managed by Doubletree since April 1, 1997 for the second quarter results and January 1, 1997 for the six months results. Doubletree franchised hotels are not included in the statistical information.

(b) Include results for the 4 Red Lion hotels converted to the Doubletree brand on April 1, 1997 and the 36 Red Lion hotels converted to the Doubletree brand on July 1, 1997.

(c) Includes results for the 15 Red Lion hotels that have not been converted to the Doubletree brand as well as the results for comparable hotels managed under other franchisors' brands or as independent hotels.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

    Second quarter 1998 revenues increased 11.8%, or $30.6 million, to $290.7 million compared to second quarter 1997 revenues of $260.1 million.

    Revenues from franchise and management fees increased $9.6 million, or 19.4%, for the second quarter 1998 as compared with the second quarter of 1997. The increase was due to growth in the number of franchised and managed properties as well as improved performance at existing franchised and managed properties. Since June 1997 the Company has added 174 franchise and management contracts (net of terminations). New contracts represented 53.3% of the second quarter 1998 increase in franchise and management fees. Incentive management fees increased 13.8% in the second quarter of 1998 compared to the second quarter of 1997 to approximately $8.1 million.

    Owned hotel revenues for the second quarter increased 4.2%, or $4.1 million, from the second quarter of 1997. Revenues from newly opened or acquired hotels, including the Harrison Conference Associates, Inc. (Harrison) hotels, and higher revenues from comparable hotels, were substantially offset by the effects of 1997 hotel sales. Owned hotel expenses increased by 6.9%, or $4.0 million in the second quarter of 1998 as compared to 1997, and operating margins decreased to 39.2% for the three month period ended June 30, 1998 from 40.7% for the same period in 1997.

    Leased hotel revenues increased $1.3 million, or 1.2%, for the second quarter of 1998 over the second quarter of 1997, due to property performance improvements and the impact of a full year of operations for 1997 additions. Leased hotel expenses increased 0.7% in the second quarter of 1998 compared to the second quarter of 1997, also primarily due to the increase in the number of leased properties. The operating margin on leased hotels increased to 13.2% in the quarter ended June 30, 1998 from 12.7% for the same period in 1997.

    Purchasing and service fees increased 64.8%, or $2.4 million for the three months ended June 30, 1998, over the same period in 1997. The increase is due to an increase in the number of preferred vendor programs, whereby the Company earns an administrative fee as opposed to purchasing and reselling goods, combined with improvements related to the integration of existing purchasing programs. Revenues are also increasing as Promus makes its preferred vendor programs available to all system hotels.

    Other fees and income increased $13.2 million in the 1998 second quarter as compared with the same period in 1997. Included in the quarters ended June 30, 1998 and 1997 are certain unusual items. In the second quarter of 1998, the Company realized gains of $1.3 million on the sale of excess joint venture land. During the second quarter of 1997, the Company realized an $8.9 million loss related to the sale of 19 joint venture hotels. Excluding these unusual items, other fees and income for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 would have increased $2.9 million or 28.9%, primarily due to an increase in earnings from unconsolidated joint ventures.

    General and administrative expenses in the 1998 second quarter include $0.3 million related to Harrison. Excluding the effect of Harrison, general and administrative expenses increased $0.3 million, or 1.5%, in the second quarter of 1998 over the second quarter of 1997. The Company expects to realize annual savings of $15.0 to $20.0 million in general and administrative costs after the integration of Doubletree and PHC is complete. Depreciation and amortization increased 6.4%, or $1.2 million, in the quarter ended June 30, 1998 compared to the same period in 1997, due primarily to the acquisition of Harrison in early January 1998.

    Interest and dividend income decreased $0.5 million or 8.7%, for the second quarter of 1998 compared to the second quarter of 1997, due to lower dividend income resulting from the 1997 sales of portions of the Company's common stock investments. Interest expense decreased $3.3 million or 18.2% in 1998 as compared to 1997, due to lower overall borrowing costs and a decrease in the amount of borrowings. The Company's current interest rate is more favorable than Doubletree and PHC's borrowing rates prior to the Merger.

    Operating results for the second quarter of 1998 reflect an overall tax rate of 39.3%, compared with an overall rate of 39.0% for the 1997 period. Minority interest share of net income reflects the profits allocable to third party owners of consolidated joint venture hotels, and remained consistent between the six month periods.

    Net income and earnings per diluted share for the quarter ended June 30, 1998 were $52.2 million and $0.59, respectively, compared to $47.4 million and $0.54, respectively for 1997. Comparison of these operating results is difficult due to the inclusion in the second quarters of 1998 and 1997 of certain unusual items. Included in second quarter 1998 results were a realized gain of $1.3 million on the sale of excess joint venture land, a $1.0 million gain on the sale of securities, and $1.3 million of previously deferred gains on the sale of hotels. Unusual items for the second quarter of 1997 include an $11.9 million gain on the sale of two hotels, a gain of $9.1 million on the sale of securities, and an $8.9 million loss on the sale of 19 joint venture hotels. Excluding these items, net income and earnings per diluted share for the second quarter of 1998 and 1997 would have been $50.0 million and $0.57 and $40.0 million and $0.45, respectively.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

    Revenues for the first six months of 1998 increased 5.0%, or $25.7 million over the same period in 1997, to $545.3 million.

    Revenues from franchise and management fees increased $18.1 million, or 20.1% for the first half of 1998 as compared to the first half of 1997. The increase was due to growth in the number of franchised and managed properties as well as improved performance at existing franchised and managed properties. Since June 1997 the Company has added 174 franchise and management contracts (net of terminations). New contracts represented 54.2% of the year-over-year increase in franchise and management fees. Incentive management fees increased 24.6% for the first half of 1998 over the same period in 1997 to approximately $15.4 million.

    Owned hotel revenues increased 2.8%, or $5.2 million for the first six months of 1998 compared to the first six months of 1997. Revenues from newly opened or acquired hotels, including the Harrison Conference Associates, Inc. (Harrison) hotels, and higher revenues from comparable hotels, were substantially offset by the effects of 1997 hotel sales. Owned hotel expenses increased by 4.4%, or $5.0 million for the six months ended June 30, 1998 as compared to the same period in 1997, and caused operating margins to decrease slightly to 38.1% for the first half of 1998 from 39.1% for the same period in 1997.

    Leased hotel revenues increased $4.9 million, or 2.4% for the first half of 1998 when compared to the same period in 1997, due to property performance improvements and the impact of a full year of operations for 1997 additions. Leased hotel expenses increased 1.8% in 1998 on a year-to-year comparison with 1997, also primarily due to the increase in the number of leased properties. The operating margin on leased hotels increased to 11.4% for the six months ended June 30, 1998 from 10.8% for the same period in 1997.

    Purchasing and service fees increased 59.9%, or $4.2 million for the six months ended June 30, 1998 over the same period in 1997. The increase is due to an increase in the number of preferred vendor programs, whereby the Company earns an administrative fee as opposed to purchasing and reselling goods, combined with improvements related to the integration of existing purchasing programs. Revenues are also increasing as Promus makes its preferred vendor programs available to all system hotels.

    Other fees and income decreased $6.8 million, or 21.9% in the first half of 1998 compared to the same period in 1997. Included in the six months ended June 30, 1998 and 1997 are certain unusual items. In the first half of 1998, the Company realized gains of $1.3 million on the sale of excess joint venture land. During the first half of 1997, the Company realized a break-up fee of $10.9 million (net of expenses) resulting from the terminated Renaissance transaction, a net gain of $1.9 million from the sale of 21 joint venture hotels and the Company's management rights for a planned hotel in Atlantic City. Excluding these unusual items, other fees and income on a year-to-year comparison increased $4.7 million or 25.7%, primarily due to an increase in earnings from unconsolidated joint ventures.

    General and administrative expenses decreased $4.0 million, or 9.3%, in the first six months of 1998. The first six months of 1997 included a $5.5 million charge related to the establishment of certain long-term executive compensation programs. Excluding this charge, general and administrative expenses increased $1.5 million, of which $0.6 million relates to Harrison. The Company expects to realize annual savings of $15.0 to $20.0 million in general and administrative costs after the integration of Doubletree and PHC is complete. Depreciation and amortization increased 5.7%, or $2.1 million, in the first half of 1998, due primarily to the acquisition of Harrison in early January 1998.

    Interest and dividend income decreased $0.7 million or 6.6%, in the 1998 six month period, primarily due to lower dividend income resulting from sales during 1997 of portions of the Company's common stock investments. Interest expense decreased $6.4 million or 17.5% in 1998 as compared to 1997, primarily due to lower overall borrowing costs and a decrease in the amount of borrowings. The Company's current interest rate is more favorable than Doubletree and PHC's borrowing rates prior to the Merger.

    Operating results for the first six months of 1998 reflect an overall tax rate of 39.3%, compared with an overall rate of 39.0% for the 1997 period. Minority interest share of net income reflects the profits allocable to third party owners of consolidated joint venture hotels, and remained consistent between the six month periods.

    Net income and earnings per diluted share for the six months ended June 30, 1998, were $88.2 million and $1.00, respectively compared to $86.3 million and $0.98, respectively for 1997. Comparison of these operating results is difficult due to the inclusion in 1998 and 1997 of certain unusual items. Unusual items included in the operating results for the first six months of 1998 are a realized gain of $1.3 million on the sale of excess joint venture land, a $1.0 million gain on the sale of securities, and $1.3 million of previously deferred gains on the sale of hotels. Unusual items for 1997 include the $10.9 million breakup fee received in connection with the terminated Renaissance Hotel Group transaction, gains of $11.9 million on the sale of two hotels, gains of $1.9 million on the sale of 21 joint venture hotels and Promus' management rights for a hotel under development, gains of $11.2 million on the sale of securities, and $5.5 million of expenses for the establishment of long-term compensation plans. Excluding these items, net income and earnings per diluted share for 1998 and 1997 would have been $86.0 million and $0.98 and $67.7 million and $0.77, respectively.

OVERALL

    The Company's operating income, excluding the effect of unusual items, increased 17.8% to $93.1 million for the second quarter of 1998 from $79.1 million for the same period in 1997. Promus' operating income, excluding the effect of unusual items, increased 18.5% to $163.0 million in the first half of 1998 from $137.6 million in 1997. Though increases in operating income are in part due to revenue growth, growth has also come from the changing mix of Promus' business. Due to the size and strength of Promus' infrastructure and systems, openings of additional franchised or managed properties require fewer incremental costs, and the growth which has occurred in Promus' franchise and management portfolio over the past several years has served to improve overall operating profitability.

                                  DEVELOPMENT

HOTELS

    Promus is an industry leader in hotel development. In the first six months of 1998, the Company added 76 net hotels and 7,454 net rooms to its hotel system, compared to the addition of 85 net hotels and 9,589 net rooms during the first six months of 1997. Net room additions, by brand, are as follows:

                                                                               NET ROOMS ADDED
                                                                  ------------------------------------------
                                                                     QUARTER ENDED        SIX MONTHS ENDED
                                                                        JUNE 30,              JUNE 30,
                                                                  --------------------  --------------------

                                                                    1997       1998       1997       1998
                                                                  ---------  ---------  ---------  ---------
Doubletree Hotels (a)...........................................     11,643       (580)    14,636        (93)
Hampton Inn.....................................................      2,723      3,208      5,788      5,223
Hampton Inn & Suites............................................         19        960        654      1,440
Embassy Suites..................................................       (384)      (358)       163       (158)
Homewood Suites.................................................        449        940        540      1,739
Other (a).......................................................    (10,509)      (254)   (12,192)      (697)
                                                                  ---------  ---------  ---------  ---------
                                                                      3,941      3,916      9,589      7,454
                                                                  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------

------------------------

(a) Reflects the conversion of 40 Red Lion Hotels to Doubletree full-service hotels.

    Hampton Inn continued to lead the Company's unit growth, with 36 franchised properties added during the quarter and 54 added in the first half. Promus will continue growing the Hampton Inn brand as demand from franchisees and guests remains strong, but the pace of Hampton Inn approvals has declined slightly, in part because of the supply growth over the past several years in Hampton Inn's mid-price market segment. Doubletree lost a net of 93 rooms during the first six months of 1998, due to management's decision to terminate two franchised properties and the loss of three franchised properties due to changes in ownership, this was offset by the addition of five new franchise and management contracts. The greatest percentage growth occurred within the Homewood Suites and Hampton Inn & Suites brands, which added 1,739 rooms and 1,440 rooms, respectively, during the first six months of 1998, representing 33.0% and 41.7% increases in these brands' total rooms.

    During the first six months of 1997, Doubletree added 52 new hotels containing 14,636 rooms. Forty of these additions, containing 11,957 rooms, resulted from the conversion of Red Lion hotels to the Doubletree brand (these conversions also account for the decrease in other rooms).

    Promus' pipeline as of June 30, 1998 contained 354 properties that were either in the design or construction phase, as follows:

                                                                               UNDER
                                                                           CONSTRUCTION/        IN
                                                                            CONVERSION        DESIGN        TOTAL
                                                                         -----------------  -----------     -----
Hampton Inn............................................................             93             108          201
Homewood Suites........................................................             16              20           36
Hampton Inn & Suites...................................................             18              32           50
Embassy Suites.........................................................              9              21           30
Doubletree Hotels and Guest Suites.....................................              6              12           18
Club Hotels by Doubletree..............................................              4              12           16
Other..................................................................              3              --            3
                                                                                   ---             ---          ---
                                                                                   149             205          354
                                                                                   ---             ---          ---
                                                                                   ---             ---          ---

    The 354 properties in the development pipeline represent almost 45,000 rooms. Twenty-eight of the properties within the pipeline are being developed by the Company to be sold to strategic alliance partners or for operation as Company owned hotels; the remainder are being developed by franchisees.

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

STRATEGIC ALLIANCES AND ACQUISITIONS

    On May 1, 1998, Promus announced an agreement with FelCor under which Promus will manage five Embassy Suites hotels and one Doubletree hotel that were purchased by FelCor. These hotels, all of which were previously franchised properties, will operate under 20-year license agreements and 10-year management contracts. Under the terms of this agreement, Promus has guaranteed payment of 12.5% of the first year's rent to the lessee in order to capitalize the lessee for REIT purposes.

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

VACATION RESORTS

    The Company has two licensed Promus Vacation Resort (PVR) products: Embassy Vacation Resorts and Hampton Vacation Resorts. PVR statistics are as follows:

                                                                   DECEMBER 31,    JUNE 30,
                                                                       1997          1998
                                                                   -------------  -----------
Total vacation resorts open......................................            6             8
Total available timeshare units..................................        1,046         1,234
Total available timeshare intervals..............................       53,346        62,934
Total timeshare intervals sold*..................................       10,304        14,950

------------------------

*   Includes presold intervals for resorts under construction

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

CAPITAL SPENDING

    The Company expects to spend between $250.0 million and $300.0 million during 1998, excluding the Harrison purchase, to fund hotel and resort development, refurbish existing facilities, support its hotel management and business systems, loan funds to hotel owners, invest in joint ventures and pursue other corporate related projects. If the Company identifies other significant acquisition and/or investment opportunities, 1998 capital spending could increase from these planned levels. In order to maintain Promus' quality standards, ongoing refurbishment of existing company owned and leased hotel properties will continue in 1998 with estimated annual expenditures of approximately $40.0 million. Promus' capital expenditures, including the Harrison purchase, totaled $185.4 million for the six months ended June 30, 1998.

    Cash necessary to finance projects currently identified, as well as additional projects to be pursued by Promus, will be made available from operating cash flows, the revolving credit facility, joint venture partners, specific project financing, sales of existing hotel assets and/or investments and, if necessary, Promus debt and/or equity offerings.

LIQUIDITY AND CAPITAL RESOURCES

    Operating cash flow decreased $5.1 million in the first six months of 1998 from 1997 levels. This decrease is primarily due to the payment of $36.8 million of business combination expenses in the current year, partially offset by higher income before unusual items. Net income in the 1997 period included $11.9 million in nonoperating pre-tax gains from property sales, along with $18.5 million in other pre-tax income, which was of a nonrecurring nature.

    Cash flows used in investing activities increased in 1998 from 1997 levels, due to the 1998 $61.2 million purchase of Harrison and the acquisition of two Homewood Suites hotels for $17.9 million, partially offset by higher distributions from partnerships and affiliates, the release of escrow deposits, and repayments of loans to hotel owners.

    Financing activities served as a net source of cash during 1998 as a result of proceeds from the exercise of stock options partially offset by the net repayment of borrowings.

    On June 30, 1998, the Company had a working capital deficit of $60.5 million, compared to a $120.7 million deficit that existed at December 31, 1997.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives either as assets or liabilities in the statement of financial position and measure those instruments at fair value.

    SFAS No. 133 allows an entity to designate a derivative instrument, if certain conditions are met, as one of the following three types: 1) a Fair Value Hedge, which is a hedge of the exposure to changes in the fair value of a recognized asset or liability, or of an unrecognized firm commitment, 2) a Cash Flow Hedge, which is a hedge of the exposure to variability in the cash flow of a recognized asset or liability, or of a forecasted transaction, or 3) a Foreign Currency Hedge, which is a hedge of the foreign currency exposure of an unrecognized firm commitment, an available-for-sale security, a forecasted transaction, or a net investment in a foreign operation. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. The Company's derivatives at June 30, 1998 would be considered as Cash Flow Hedges.

    SFAS No. 133 amends SFAS No. 52, "Foreign Currency Translation", SFAS No. 80, "Accounting for Futures Contracts", SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk" and SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Earlier application is encouraged, but the Statement should not be applied retroactively to financial statements of prior periods. The adoption of SFAS No. 133 is not anticipated to have a material impact on the financial position or results of operations of the Company.

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

                             PERFORMANCE STATISTICS

                                                       NUMBER OF HOTELS                       NUMBER OF ROOMS
                                                     --------------------                   --------------------
                                                           JUNE 30,                               JUNE 30,
                                                     --------------------     INCREASE      --------------------   INCREASE
                                                       1997       1998       (DECREASE)       1997       1998     (DECREASE)
                                                     ---------  ---------  ---------------  ---------  ---------  -----------
Doubletree Hotels
  Company owned....................................         16         16            --         4,749      4,748          (1)
  Leased...........................................         18         18            --         4,756      4,809          53
  Joint venture (a)................................          3          3            --           812        812          --
  Management contract..............................         83         86             3        23,589     24,268         679
  Franchised.......................................         42         46             4         9,426     10,082         656
                                                     ---------  ---------           ---     ---------  ---------  -----------
                                                           162        169             7        43,332     44,719       1,387
                                                     ---------  ---------           ---     ---------  ---------  -----------
                                                     ---------  ---------           ---     ---------  ---------  -----------
Embassy Suites
  Company owned....................................          7          6            (1)        1,566      1,366        (200)
  Joint venture (a)................................         21         19            (2)        5,470      4,946        (524)
  Management contract..............................         48         58            10        11,592     14,268       2,676
  Franchised.......................................         60         59            (1)       14,182     13,353        (829)
                                                     ---------  ---------           ---     ---------  ---------  -----------
                                                           136        142             6        32,810     33,933       1,123
                                                     ---------  ---------           ---     ---------  ---------  -----------
                                                     ---------  ---------           ---     ---------  ---------  -----------
Hampton Inn
  Company owned....................................         12         11            (1)        1,654      1,506        (148)
  Leased...........................................         19         19            --         2,359      2,359          --
  Joint venture (a)................................         19         --           (19)        2,376         --      (2,376)
  Management contract..............................          6          7             1           738        929         191
  Franchised.......................................        623        743           120        66,199     78,016      11,817
                                                     ---------  ---------           ---     ---------  ---------  -----------
                                                           679        780           101        73,326     82,810       9,484
                                                     ---------  ---------           ---     ---------  ---------  -----------
                                                     ---------  ---------           ---     ---------  ---------  -----------
Hampton Inn & Suites
  Management contract..............................          2          2            --           203        287          84
  Franchised.......................................         21         40            19         2,297      4,607       2,310
                                                     ---------  ---------           ---     ---------  ---------  -----------
                                                            23         42            19         2,500      4,894       2,394
                                                     ---------  ---------           ---     ---------  ---------  -----------
                                                     ---------  ---------           ---     ---------  ---------  -----------
Homewood Suites
  Company owned....................................          8         16             8           891      1,828         937
  Management contract..............................          4          6             2           471        677         206
  Franchised.......................................         31         44            13         3,077      4,497       1,420
                                                     ---------  ---------           ---     ---------  ---------  -----------
                                                            43         66            23         4,439      7,002       2,563
                                                     ---------  ---------           ---     ---------  ---------  -----------
                                                     ---------  ---------           ---     ---------  ---------  -----------
Other Hotels
  Company owned....................................          7         10             3         1,039      1,620         581
  Leased...........................................         49         45            (4)        7,293      6,848        (445)
  Management contract..............................         18         21             3         4,515      4,430         (85)
                                                     ---------  ---------           ---     ---------  ---------  -----------
                                                            74         76             2        12,847     12,898          51
                                                     ---------  ---------           ---     ---------  ---------  -----------
                                                     ---------  ---------           ---     ---------  ---------  -----------
Total System
  Company owned....................................         50         59             9         9,899     11,068       1,169
  Leased...........................................         86         82            (4)       14,408     14,016        (392)
  Joint venture (a)................................         43         22           (21)        8,658      5,758      (2,900)
  Management contract..............................        161        180            19        41,108     44,859       3,751
  Franchised.......................................        777        932           155        95,181    110,555      15,374
                                                     ---------  ---------           ---     ---------  ---------  -----------
                                                         1,117      1,275           158       169,254    186,256      17,002
                                                     ---------  ---------           ---     ---------  ---------  -----------
                                                     ---------  ---------           ---     ---------  ---------  -----------

------------------------

(a) For statistical purposes only, the Company classifies unconsolidated joint ventures in which it holds less than a 20% interest as management contracts and consolidated joint ventures in which it owns more than a 50% interest as Company owned.

                                                              MANAGED              FRANCHISED              TOTAL
                                                        --------------------  --------------------  --------------------
                                                              JUNE 30,              JUNE 30,              JUNE 30,
                                                        --------------------  --------------------  --------------------
                                                          1997       1998       1997       1998       1997       1998
                                                        ---------  ---------  ---------  ---------  ---------  ---------
Promus Vacation Resorts (a)
  Resort properties...................................          2          5          2          3          4          8
  Timeshare units.....................................        188        360        405        874        593      1,234
  Timeshare intervals available.......................      9,588     18,360     20,655     44,574     30,243     62,934
  Timeshare intervals sold (b)........................      3,789      8,673      2,712      6,277      6,501     14,950


                                                         INCREASE
                                                        -----------
Promus Vacation Resorts (a)
  Resort properties...................................           4
  Timeshare units.....................................         641
  Timeshare intervals available.......................      32,691
  Timeshare intervals sold (b)........................       8,449

------------------------

(a) 1997 statistics do not include 40 nonbranded resort units managed by Promus.

(b) Includes presales for resorts under construction but not yet open.


                                                      SECOND QUARTER ENDED JUNE 30, (a)      SIX MONTHS ENDED JUNE 30, (a)
                                                      --------------------------------     --------------------------------
                                                       1997       1998        CHANGE        1997       1998        CHANGE
                                                      -------    -------    ----------     -------    -------    ----------
Doubletree Hotels
  Occupancy.......................................       75.6%      74.6%       (1.0) pts     73.1%      73.0%       (0.1) pts
  ADR.............................................    $ 104.74   $ 112.38        7.3%      $ 105.53   $ 113.46        7.5%
  RevPAR..........................................    $  79.15   $  83.80        5.9%      $  77.16   $  82.76        7.4%

Red Lion Hotels converted to
Doubletree Hotels (b)
  Occupancy.......................................       73.6%      74.1%        0.5pts       69.3%      69.3%       --pts
  ADR.............................................    $  90.40   $  92.25        2.0%      $  89.94   $  91.99        2.3%
  RevPAR..........................................    $  66.54   $  68.32        2.7%      $  63.21   $  63.72        0.8%

Embassy Suites
  Occupancy.......................................       78.5%      77.3%       (1.2) pts     76.1%      75.1%       (1.0) pts
  ADR.............................................    $ 113.22   $ 120.32        6.3%      $ 113.75   $ 121.00        6.4%
  RevPAR..........................................    $  88.88   $  93.00        4.6%      $  86.56   $  90.84        4.9%

Hampton Inn
  Occupancy.......................................       76.2%      75.8%       (0.4) pts     71.6%      71.1%       (0.5) pts
  ADR.............................................    $  64.30   $  67.40        4.8%      $  63.30   $  66.44        5.0%
  RevPAR..........................................    $  49.00   $  51.10        4.3%      $  45.30   $  47.25        4.3%

Hampton Inn & Suites
  Occupancy.......................................       74.5%      78.0%        3.5pts       71.5%      74.4%        2.9
  ADR.............................................    $  80.10   $  83.77        4.6%      $  78.02   $  82.08        5.2%
  RevPAR..........................................    $  59.70   $  65.38        9.5%      $  55.80   $  61.05        9.4%

Homewood Suites
  Occupancy.......................................       79.8%      80.2%        0.4pts       77.3%      77.3%       --pts
  ADR.............................................    $  92.16   $  97.34        5.6%      $  92.80   $  97.97        5.6%
  RevPAR..........................................    $  73.52   $  78.07        6.2%      $  71.69   $  75.70        5.6%

Other Hotels (c)
  Occupancy.......................................       77.7%      73.6%       (4.1) pts     72.5%      70.4%       (2.1) pts
  ADR.............................................    $  81.46   $  87.42        7.3%      $  80.11   $  85.86        7.2%
  RevPAR..........................................    $  63.31   $  64.35        1.6%      $  58.06   $  60.25        3.8%

------------------------

(a) Revenue statistics are for comparable hotels, and include information only for those hotels in the system as of June 30, 1998 and managed or franchised by PHC or managed by Doubletree since April 1, 1997 for the second quarter results and January 1, 1997 for the six months results. Doubletree franchised hotels are not included in the statistical information.

(b) Includes results for the 4 Red Lion hotels converted to the Doubletree brand on April 1, 1997 and the 36 Red Lion hotels converted to the Doubletree brand on July 1, 1997.

(c) Includes results for the 15 Red Lion hotels that have not been converted to the Doubletree brand as well as the results for comparable hotels managed under other franchisors' brands or as independent hotels.

                           ITEM 5. OTHER INFORMATION

MANAGEMENT ANNOUNCEMENT

    On August 4, 1998, the Company issued a press release announcing certain anticipated changes in the composition of the Board of Directors and the executive management of the Company. On August 5, 1998, the Company filed a Current Report on Form 8-K containing the press release with the Securities and Exchange Commission.

STOCKHOLDER PROPOSALS FOR THE 1999 ANNUAL MEETING

    Any stockholder who meets the requirements of the proxy rules under the Securities Exchange Act of 1934 (the "1934 Act") may submit to the Board of Directors proposals to be considered for submission to the stockholders at the 1999 Annual Meeting of Stockholders. Any such proposal must comply with the requirements of Rule 14a8 under the 1934 Act and be submitted in writing by notice delivered or mailed by firstclass United States mail, postage prepaid, to the Corporate Secretary, Promus Hotel Corporation, 755 Crossover Lane, Memphis, Tennessee 38117, and must be received no later than November 26, 1998. Pursuant to Rule 14a8, any such notice shall set forth, among other things: (a) the name and address of the stockholder and the text of the proposal to be introduced;
(b) the number of shares of stock held of record, owned beneficially and represented by proxy by such stockholder as of the date of such notice, the dates upon which he acquired the securities, and documentary support for a claim of beneficial ownership; and (c) a representation that the stockholder intends to continue ownership of such securities through the date on which the meeting is held.

    In addition, the Company's Bylaws provide for notice procedures to recommend a person for nomination as a director and to propose business to be considered by stockholders at a meeting. In addition to any other applicable requirements, the Bylaws of Promus Hotel Corporation require that for business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof, containing the information required by the Bylaws and in writing, to the Corporate Secretary of Promus Hotel Corporation. To be timely, a stockholder's notice containing the information required by the Bylaws must be delivered to or mailed and received at the principal executive offices of Promus not less than sixty days nor more than ninety days prior to the meeting; provided, however, that in the event that less than seventy days notice or prior public disclosure of the date of the annual meeting is given or made to stockholders, notice by a stockholder, to be timely, must be received no later than the close of business on the tenth day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made, whichever first occurs.

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

    (a) Exhibits

    EX-11  Computation of Per Share Earnings. (1)

    EX-27  Financial Data Schedule. (1)

    (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998, however, the Company filed a report on Form 8-K on August 5, 1998, for an event dated August 4, 1998.

------------------------

Footnotes

File No. 113719.

(1) Filed herewith.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PROMUS HOTEL CORPORATION

                                By:           /s/ WILLIAM L. PEROCCHI
                                     -----------------------------------------
                                                William L. Perocchi
                                         EXECUTIVE VICE PRESIDENT AND CHIEF
                                                 FINANCIAL OFFICER
                                       (PRINCIPAL FINANCIAL OFFICER AND DULY
August 7, 1998                                  AUTHORIZED OFFICER)

                                 EXHIBIT INDEX

                                                                                                         SEQUENTIAL
EXHIBIT NO.                                         DESCRIPTION                                           PAGE NO.
------------  ---------------------------------------------------------------------------------------  ---------------

(a) EX-11     Computation of Per Share Earnings. (1)

(b) EX-27     Financial Data Schedule. (1)

(c)  No reports on Form 8-K were filed during the quarter ended June 30, 1998, however, the Company filed a report on
     Form 8-K on August 5, 1998, for an event dated August 4, 1998.

------------------------

Footnotes

(1) Filed herewith.